Form 10-Q
period 2022-06-30
Kalera Public Ltd Co
filed 2022-08-19
CIK 1909152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from     to
Commission file number 001-41439
Kalera Public Limited Company

Republic of Ireland			Not Applicable
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

10 Earlsfort Terrace	Dublin	Ireland	D02 T380
(Address of Principal Executive Offices)			(Zip Code)
+353 01 920 1000
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock	KAL	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Ordinary Share for $11.50 per share	KALWW	The Nasdaq Stock Market LLC
Private Warrants exercisable for one Ordinary Share for $4.41 per share	KALWW	The Nasdaq Stock Market LLC
Securities registered pursuant to section 12(g) of the Act: ________Common Shares______________(Title of class)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes X No
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  X    No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X   No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer		Accelerated filer
Non-accelerated filer	X	Smaller reporting company	X
		Emerging growth company	X

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  X

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes No
APPLICABLE ONLY TO CORPORATE ISSUERS:
The registrant had outstanding 23,449,703 shares of common stock, par value $0.0001 as of August 19, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Part I. Financial Information
Item 1. Financial Statements
KALERA PUBLIC LTD CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	Unaudited June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$3,335	$16,146
Trade receivables, net	1,043	795
Inventory	1,176	1,190
Prepaid expenses and other current assets	1,714	2,960
Total current assets	7,268	21,091
Property, plant, and equipment, net	144,256	128,162
Operating lease right-of-use assets	54,243	55,276
Goodwill	—	68,421
Intangible assets, net	64,335	72,371
Equity method investment	1,326	1,322
Other non-current assets	3,629	3,353
Total assets	$275,057	$349,996
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$10,861	$10,421
Financing obligation	283	—
Operating lease liabilities	2,544	1,618
Accrued salaries and wages	689	717
Accrued expenses	2,915	1,964
Convertible debt	10,253	—
Total current liabilities	27,545	14,720
Debt	19,779	662
Non-current operating lease liabilities	56,503	57,717
Non-current financing obligation	7,144	—
Deferred underwriting fees and grants	5,349	—
Earnout liabilities	13,775	—
Deferred tax liability	7,159	8,447
Asset retirement obligations	1,622	1,527
Total liabilities	138,876	83,073
Commitments and contingencies (Note 19)
Shareholders' equity:
Common stock, $.0001 par, 72,400,000 authorized, 21,377,828 and 18,946,567 issued & outstanding as of June 30, 2022 and December 31, 2021, respectively	2	2
Additional paid in capital	305,826	331,074
Accumulated other comprehensive loss	(12,068)	(1,547)
Accumulated deficit	(157,579)	(62,606)
Total shareholders' equity	136,181	266,923
Total liabilities and shareholders' equity	$275,057	$349,996
THE ACCOMPANYING NOTES ARE IN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KALERA PUBLIC LTD CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Unaudited Three Months Ended June 30,		Unaudited Six Months Ended June 30,
	2022	2021	2022	2021
Net sales	$1,289	$489	$2,766	$828
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	(6,271)	(1,702)	(11,279)	(2,645)
Selling, general, and administrative expenses (inclusive of research and development costs)	(24,612)	(5,947)	(35,012)	(10,234)
Depreciation and amortization	(2,963)	(607)	(5,516)	(775)
Impairment loss	(64,252)	—	(64,252)	—
Operating loss	(96,809)	(7,767)	(113,293)	(12,826)
Interest (expense) income, net	(588)	11	(817)	166
Change in fair value of earnout liabilities	17,250	—	17,250	—
Other income	982	80	647	80
Loss from operations before income tax	(79,165)	(7,676)	(96,213)	(12,580)
Income tax benefit	533	—	1,288	—
Loss before equity in net loss of affiliate	(78,632)	(7,676)	(94,925)	(12,580)
Equity in net loss of affiliate	23	—	48	—
Net loss	(78,655)	(7,676)	(94,973)	(12,580)
Currency translation adjustments	(9,291)	—	(10,521)	—
Total comprehensive loss	$(87,946)	$(7,676)	$(105,494)	$(12,580)
Net loss per share - basic and diluted	$(3.92)	$(0.51)	$(4.97)	$(0.84)
Weighted average common shares outstanding – basic and diluted	20,043	14,929	19,125	15,018

THE ACCOMPANYING NOTES ARE IN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KALERA PUBLIC LTD CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount

Balance at December 31, 2020	14,572,650	$1	$167,052	$(22,549)	$(378)	$144,126
Issuance of shares	520,375	1	39,011	—	—	39,012
Share-based compensation expense	—	—	434	—	—	434
Net loss	—	—	—	(4,903)	—	(4,903)
Balance at March 31, 2021	15,093,025	$2	$206,497	$(27,452)	$(378)	$178,669
Share-based compensation expense	—	—	568	—	—	568
Net loss	—	—	—	(7,676)	—	(7,676)
Balance at June 30, 2021	15,093,025	$2	$207,065	$(35,128)	$(378)	$171,561

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss		Total
	Shares	Amount
Balance at December 31, 2021	18,946,567	$2	$331,074	$(62,606)	$(1,547)		$266,923
Share-based compensation expense	—	—	812	—	—		812
Net loss	—	—	—	(16,318)	—		(16,318)
Currency translation adjustments	—	—	—	—	(1,230)		(1,230)
Balance at March 31, 2022	18,946,567	$2	$331,886	$(78,924)	$(2,777)		$250,187
Share-based compensation expense	—	—	7,985	—	—		7,985
Net loss	—	—	—	(78,655)	—		(78,655)
Currency translation adjustments	—	—	—	—	(9,291)		(9,291)
Issuance of shares	463,610	—	2,381	—	—		2,381
Issuance of earnout shares	—	—	(31,026)	—	—	—	(31,026)
Recapitalization transaction	1,967,651	—	(5,400)	—	—		(5,400)
Balance at June 30, 2022	21,377,828	$2	$305,826	$(157,579)	$(12,068)		$136,181

THE ACCOMPANYING NOTES ARE IN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KALERA PUBLIC LTD CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share data)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows - operating activities
Net loss	$(94,973)	$(12,580)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,516	775
Non-cash lease expense - operating lease	1,959	1,824
Non-cash interest expense	253	—
Share-based compensation expense	8,797	1,002
Loss on sale of assets	194	—
Deferred income tax benefit	(1,288)	—
Equity in net loss of affiliate	(48)	—
Change in fair value of earnout liabilities	(17,250)	—
Impairment loss	64,252	—
Changes in assets and liabilities:
Inventory	14	(327)
Prepaid expenses and other current assets	1,245	(1,730)
Trade receivables	28	(81)
Other non-current assets	(276)	(405)
Account payables and accrued expenses	897	4,770
Other non-current liabilities	(1,752)	(240)
Net cash used in operating activities	(32,432)	(6,992)
Cash flows - investing activities
Purchases of property, plant, and equipment	(20,921)	(37,023)
Payment for acquisition, net of cash acquired	—	(14,213)
Net cash used in investing activities	(20,921)	(51,236)
Cash flows - financing activities
Net proceeds from issuance of common stock	—	29,158
Proceeds from government grant	1,906	—
Proceeds from issuance of convertible debt	10,000	—
Proceeds from sale of property, plant and equipment for failed sale-leaseback	8,080	—
Proceeds from loan facility	20,000	—
Debt issuance costs	(345)	—
Net cash provided by financing activities	39,641	29,158
Net decrease in cash and cash equivalents	(13,712)	(29,070)
Cash and cash equivalents at beginning of period	16,146	113,353
Effect of exchange rate changes on cash and cash equivalents	901	—
Cash and cash equivalents at end of period	$3,335	$84,283
Non-cash activities:
Fixed assets purchases in accounts payable	708	—
Right-of-use assets obtained in exchange for new finance lease liabilities	7,229	—
Right-of-use assets obtained in exchange for new operating lease liabilities	(237)	42,858

THE ACCOMPANYING NOTES ARE IN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KALERA PUBLIC LTD CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1: DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Description of Business:
Kalera Public Ltd Co. (“Kalera” or the “Company”) is the holding company of the Kalera group, originally formed in 2010. Together with its subsidiaries, Kalera is a leading hydroponic vertical farming company. The Company utilizes proprietary technology and plant and seed science to sustainably grow local, delicious, nutrient-rich, free from harmful pesticides, non-GMO leafy greens year-round for the retail and food service markets.
At June 30, 2022, the Company has five (5) large scale operating hydroponic farms (“farms” or “production facilities”) within Colorado, Florida, Georgia, Texas and Kuwait. The Company is building new farms in several locations, including Ohio, Washington, Hawaii, Minnesota and Singapore.
The Company is organized as a single operating segment. Substantially all of the assets and operations of the Company are located in the United States (“U.S.”).
Business Combination:
On June 28, 2022, (the “Closing Date”), Kalera SA (f/k/a Kalera AS) consummated a previously announced business combination (the “Business Combination”) pursuant to the business combination agreement and plan of reorganization (the “Business Combination Agreement”) dated January 30, 2022, by and among: (i) Agrico Acquisition Corp., a Cayman Islands exempted company (together with its successors, “Agrico”), (ii) the Company (f/k/a/ Figgreen Limited, an Irish private limited company then renamed “Kalera Public Limited Company,” in connection with the Business Combination), (iii) Kalera Cayman Merger Sub, a Cayman Islands exempted company (“Cayman Merger Sub”), (iv) Kalera Luxembourg Merger Sub SARL (“Lux Merger Sub” and, together with Cayman Merger Sub, the “Merger Subs”) and (v) Kalera AS, a Norwegian private limited liability company.
The Merger Subs were formed solely as vehicles for consummating the Business Combination, and the Merger Subs were direct wholly owned subsidiaries of Kalera SA. As of the Closing Date, the Merger Subs ceased to have a separate legal existence and Kalera SA became a wholly owned subsidiary of Kalera. Shortly after the Closing Date, Agrico elected to be treated as a “disregarded entity” for U.S. federal income tax purposes, and started its process of liquidation. Pursuant to the Business Combination Agreement:
a.On June 27, 2022, Cayman Merger Sub merged with and into Agrico, with Agrico continuing as the surviving entity and as a wholly owned subsidiary of Kalera (the “First Merger”). Agrico issued Agrico Class A ordinary shares to Kalera (the “Agrico Share Issuance”), and, in each case as consideration for the First Merger and the Agrico Share Issuance:
i.Agrico shareholders received shares in the capital of Kalera, and
ii.the holders of Agrico Warrants (as defined below) had their Agrico Warrants assumed by Kalera and adjusted to become exercisable for shares in the capital of Kalera.
b. On the Closing Date, by way of a capital reduction (the “Kalera Capital Reduction”) pursuant to the Luxembourg Companies Act, and in each case as consideration for the ordinary shares of Kalera SA and the Kalera SA options being cancelled and ceasing to exist or being assumed (as applicable) upon completion of the Second Merger (as defined below):
i.Kalera SA shareholders (except Kalera) received shares in the capital of Kalera:
ii.The holders of in-the-money Kalera SA options received options in the capital of Kalera, (the “Kalera Options”) and
iii.Kalera SA options that were out-of-the money were cancelled.

KALERA PUBLIC LTD CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
c. Immediately following the Kalera Capital Reduction, on the Closing Date, Lux Merger Sub merged with and into Kalera SA, with Kalera SA as the surviving entity of the Second Merger. Kalera SA issued shares to Kalera.
“Agrico Warrants” means warrants entitling the holder thereof to purchase one Agrico ordinary share at a price of $11.50 per share, including certain warrants purchased by DJCAAC LLC and Maxim Group LLC in a private placement at the time of the Agrico IPO for a purchase price of $1.00 per warrant, each of which is exercisable for one ordinary share.
The Business Combination is accounted for as a reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with United States (“U.S.”) generally accepted accounting principles. Under this method of accounting, Agrico is treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Business Combination is treated as the equivalent of the Company issuing stock for the net assets of Agrico, accompanied by a recapitalization. The net assets of Agrico are stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are those of the Company.
Nature of Operations, Liquidity and Going Concern Considerations:
Since inception, the Company has financed its operations primarily through the sale of shares of common stock and debt financing. The Company incurred net losses during the six months ended June 30, 2022 and 2021 of $(94,973) thousand and $(12,580) thousand, respectively, and has an accumulated deficit of $(157,579) thousand at June 30, 2022. The Company expects to continue to generate operating losses and consume significant cash resources for the foreseeable future. These operating losses and accumulated deficits raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date these unaudited condensed consolidated financial statements are issued, meaning that the Company may be unable to continue operations for the foreseeable future or realize assets and discharge liabilities in the ordinary course of operations. The Company’s continuation as a going concern is dependent upon its ability to obtain additional operating capital, complete development of new seeds and produce, and attain profitability. The Company has implemented and continues to implement plans to fund its operations and finance its future development activities and its working capital needs. However, substantial doubt about the Company’s ability to continue as a going concern still exists.
In the first quarter of 2022, the Company executed a sale-leaseback transaction that raised approximately $8,100 thousand. In addition, during the first quarter of 2022 the Company entered into a convertible bridge financing facility for up to $20,000 thousand with $10,000 thousand currently committed. During the second quarter, the Company entered into a credit agreement with Farm Credit for $30,000 thousand with $20,000 thousand for capital expenditures and $10,000 thousand available for working capital.
In the third quarter of 2022, the Company entered into a securities purchase agreement with a single institutional investor to raise approximately $10,000 thousand through a private placement. The Company is also in negotiations for a second sale-leaseback transaction along with raising additional debt financing with a third-party lender.
If the Company continues to seek additional financing to fund its business activities in the future and there remains doubt about its ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms, or at all. If the Company is unable to raise the necessary funds when needed or other strategic objectives are not achieved, it may not be able to continue its operations, or it could be required to modify its operations, which could slow future growth.
The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and payments of liabilities in the ordinary course of business. Accordingly, the unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount of and classification of liabilities that may result should the Company be unable to continue as a going concern.

KALERA PUBLIC LTD CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 for the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The condensed consolidated balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date.
Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2021. The results for the interim periods are not necessarily indicative of the results for the full year.
Principles of Consolidation
The Company’s unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions, balances and unrealized gains and losses have been eliminated in consolidation. The Company includes the following wholly owned subsidiaries as of June 30, 2022:
Kalera Public Ltd Co.
•Kalera AS
•Kalera Inc.
•Agrico Acquisition Corp. Inc
•Iveron Materials, Inc.
•Vindara, Inc.
•Kalera GmbH (Germany)
•Kalera S.A. (Luxembourg)
•Kalera Real Estate Holdings, LLC
•Kalera Singapore PTE. LTD.
•Kalera Kuwait Agricultural Company for Agricultural Contracting
•Kalera Middle East Holding Ltd (Dubai)
Use of Estimates
The preparation of the unaudited condensed consolidated financial statements in accordance with GAAP, requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may or may not differ from those estimates.
Significant items subject to such estimates and assumptions include the valuation of inventory, stock-based compensation, warrants, earnout liabilities, leases and other valuation estimates. The Company’s results can also be

KALERA PUBLIC LTD CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
affected by economic, political, legislative, regulatory, legal actions, and the global volatility and general market disruption resulting from the global COVID-19 pandemic and geopolitical tensions, such as Russia’s recent incursion into Ukraine. Economic conditions, such as recessionary trends, inflation, interest and monetary exchange rates, and government fiscal policies, can have a significant effect on operations. While the Company maintains reserves for anticipated liabilities and carries various levels of insurance, the Company could be affected by civil, criminal, environmental, regulatory or administrative actions, claims, or proceedings.
Leases
The Company identifies leases by evaluating its contracts to determine if the contract conveys the right to use an identified asset for a stated period of time in exchange for consideration. The Company considers whether it can control the underlying asset and has the right to obtain substantially all of the economic benefits or outputs from the asset. Leases with terms greater than twelve (12) months are classified as either operating or finance leases at the commencement date based on guidance in Accounting Standards Codification (ASC) 842, Leases. For these leases, the Company capitalizes the present value of the minimum lease payments including property taxes and other common area maintenance costs over the lease terms as a right–of–use asset with an offsetting lease liability. The discount rate used to calculate the present value of the minimum lease payments is based on an incremental borrowing rate, which approximates the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term. The lease term includes any noncancelable period for which the Company has the right to use the asset. Currently, all capitalized leases are classified as operating leases and the Company records lease expense on a straight–line basis over the term of the lease.
Earnout Liabilities
The Company values earnout liabilities related to future contingent equity shares using a Monte-Corlo model. Subsequent changes in their respective fair values are recognized in earnings at each reporting date.
Revenue Recognition
The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (ASC 606), the core principle of which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. To achieve this core principle, the Company applies the following five-step model: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when or the company satisfies a performance obligation.
The Company recognizes revenue through the sale of various varieties of lettuce and micro–greens, which are sold to food retail and distribution customers, generally with standard shipping terms. The Company’s revenue results from the delivery of products as the single performance obligation transferred at an agreed upon price per unit. The Company recognizes revenue for the sale of products at the point in time the performance obligation has been satisfied, which is when control of the product has transferred to the customer. Control of the product generally occurs upon shipment or delivery to the customer based on terms of the sale.
Revenue is measured as the amount of consideration the Company expects to receive in exchange for delivering products. The amount of revenue recognized is reduced for estimated returns, discounts and other customer credits. For certain contracts with distributors, customer discounts may be uncertain at the time of transfer of the product, and in those circumstances we use our historical experience, industry norms and input from customer to estimate the amount of revenue recorded. No significant element of financing is deemed present as the sales are made with a credit term of thirty (30) days, which is consistent with market practice. A trade receivable is recognized when the goods are delivered as this is the point in time that the consideration is unconditional because only the passage of time is required before the payment is due.
Reclassification

KALERA PUBLIC LTD CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Certain prior period amounts have been reclassified to conform with current period presentation.
Recently Issued Accounting Pronouncements
The Company adopted Accounting Standards Update (ASU) 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity effective January 1, 2022. This ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity and reduces the number of accounting models for convertible debt instruments and convertible preferred stock. As a result of the adoption of this ASU, the embedded conversion features associated with the Company’s convertible debt entered into during the second quarter of 2022 did not require separation from the debt instrument. Refer to Note 11 for further discussion regarding the Company’s convertible debt agreement.
No other new accounting pronouncement recently issued or newly effective had or is expected to have a material impact on the unaudited condensed consolidated financial statements.
NOTE 3: BUSINESS COMBINATION
On the Closing Date, the parties to the Business Combination Agreement consummated the Business Combination.
Holders of 14,347,974 Class A ordinary shares of Agrico exercised their right to redeem such shares for cash at a price of approximately $10.21 per share for aggregate payments of approximately $146.6 million. On the Closing Date:
i.An aggregate of 170,776 Agrico Class A shares were exchanged for an equivalent number of Kalera ordinary shares;
ii.An aggregate of 1,796,875 Agrico Class B shares were converted into Agrico A shares on a one-for-one basis and were further exchanged for an equivalent number of Kalera ordinary shares;
iii.An aggregate of 275,000 Kalera ordinary shares were issued to Maxim Group LLC as part of the settlement agreement (see Note 14);
iv.An aggregate of 7,250,000 warrants issued by Agrico in a private placement at the time of Agrico’s initial public offering were exchanged for an equivalent number of public warrants of Agrico (the “Converted Agrico Warrants”) (see Note 16);
v.An aggregate of 7,187,500 warrants issued by Agrico in connection with its initial public offering and the Converted Agrico Warrants were exchanged for an equivalent number of public warrants of Kalera (the “Kalera Warrants”) (see Note 16);
vi.An aggregate of 105,719,212 Kalera SA ordinary shares were exchanged for 19,135,177 Kalera ordinary shares;
vii.The debt holders’ option to convert any amount of the then-outstanding unpaid principal and accrued interest under the Note (as defined below) became effective (see Note 12);
viii.An aggregate of 4,000,000 in-the-money Kalera SA options were exchanged for 364,000 Kalera options (see note 9);
ix.Kalera SA options that were out-of-the money were cancelled with an offer to be replaced by new options of Kalera (see Note 9); and
x.Pursuant to the Contingent Value Rights Agreement (as defined below) CVR holders became entitled to receive 1,858,966 Kalera ordinary shares upon achievement of each one of the two milestones set forth under the agreement (see Note 15).

KALERA PUBLIC LTD CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Reverse Recapitalization
As discussed in Note 1 - Description of Business, on June 28, 2022, Agrico completed the Recapitalization Transaction. The Business Combination is accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, Agrico was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Kalera issuing stock for the net assets of Agrico, accompanied by a recapitalization. The net assets of Agrico are stated at historical cost, with no goodwill or other intangible assets recorded.
The following table reconciles the elements of the Business Combination to the consolidated statements of stockholders’ equity and cash flows for the three and six months ended June 30, 2022:

Recapitalization Transaction
Cash - Agrico trust and cash, net of redemptions	$311
Non-cash net liabilities assumed from Agrico	(5,745)
Non-cash net assets assumed from Agrico	34
Net impact on total stockholders’ equity	$(5,400)
NOTE 4: INVENTORY
The Company’s inventory consists of finished goods from farming production, raw materials and supplies used in the farming production, and work–in process farming production. Raw materials and supplies are comprised of seeds, nutrients, and packaging for finished goods. Work–in–process and finished goods include in–process and ready–to–eat lettuce varieties and micro–greens, including the packaging for the finished product.

In thousands	Unaudited June 30, 2022	December 31, 2021
Raw materials and supplies	$21	$456
Work in process	437	76
Finished goods	718	658
Total inventories	$1,176	$1,190
NOTE 5: PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net, consists of the following:

In thousands	Unaudited June 30, 2022	December 31, 2021
Production facilities	$88,397	$55,824
Furniture, fittings & equipment	5,447	5,336
Industrial property	—	3,670
Vehicles	531	378
Assets under construction	57,852	68,168
Less: accumulated depreciation	(7,971)	(5,214)
Total property, plant and equipment, net	$144,256	$128,162
Depreciation expense for the three and six months ended June 30, 2022 amounted to $1,765 thousand and $2,757 thousand, respectively, compared to 2021 that amounted to $332 thousand and $500 thousand for the three and six months ended June 30, 2021, respectively.

KALERA PUBLIC LTD CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 6: LEASES
The Company’s leases do not provide an implicit borrowing rate, thus the Company uses an estimated incremental borrowing rate in determining the present value of lease liabilities. The estimated incremental borrowing rate is derived from information available at the lease commencement date. For the quarter ended June 30, 2022 and 2021, the weighted average incremental borrowing rate for the leases is 7.66% and 9.14%, respectively and the weighted average lease term for operating leases is 18.21 years and 18.74 years, respectively. Future minimum lease payments as of June 30, 2022 are as follows:

In thousands
Remainder of 2022	$2,544
2023	5,165
2024	5,259
2025	5,346
2026	5,425
Thereafter	86,294
Total undiscounted operating lease payments	110,033
Less: Imputed interest	(50,986)
Present value of total operating leases	$59,047
NOTE 7: GOODWILL AND BUSINESS ACQUISITIONS
Vindara Acquisition
The Company purchased 100% of the outstanding equity of Vindara Inc. (“Vindara”) on March 10, 2021 for a purchase price of $22,592 thousand, net of cash acquired. Vindara is a leader in seed development for indoor farming facilities. This vertical integration acquisition is expected to generate both significant operational synergies and product expansion capabilities for the Company. The results of Vindara’s operations as of and after the date of the acquisition are included with the Company’s results in the accompanying consolidated financial statements. The acquisition method of accounting was used by the Company for the business combination utilizing a discounted cash flow method utilizing estimates and assumptions made by the Company at the time of the acquisition to record the assets and liabilities acquired.
The Company incurred acquisition related costs of $300 thousand in connection with this acquisition recorded within selling, general and administrative expenses in the consolidated statements of operations. This goodwill is assigned to the whole Company and is not deductible for tax purposes. The expected economic life of the acquired identifiable assets is ten years.
The purchase price of $22,592 thousand, net of cash of $37 thousand was paid in cash for $14,213 thousand and $8,379 thousand in shares were issued as consideration. The fair value of the shares of common stock issued reflects a discount for lack of marketability given the restriction on sale of the shares by the sellers for a minimum period of time following the close of the acquisition.

KALERA PUBLIC LTD CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Based on the Company’s analysis of Vindara’s assets and liabilities, the allocation of the purchase price to the identifiable assets and liabilities is set out below:

ASSETS ACQUIRED	In thousands
Prepaid expenses, deposits and fixed assets	$59
Licenses	1,700
Intellectual property	9,250
11,009

LIABILITIES ASSUMED
Accounts payable and other liabilities	50
Accrued salary and benefits	22
Deferred tax liability	2,775
2,847

FAIR VALUE OF NET ASSETS ACQUIRED	8,162

PURCHASE PRICE	22,592

EXCESS ATTRIBUTABLE TO GOODWILL	$14,430
The goodwill balance at June 30, 2022 and December 31, 2021 is attributed to other businesses the Company acquired during the year ended December 31, 2021. The change in the goodwill balance during the three and six months ended June 30, 2022 is driven by foreign currency translation adjustments related to wholly owned subsidiaries of $4,169 thousand where their functional currency is not the U.S. dollar and an adjustment related to goodwill impairment of $(64,252) thousand, described below.

In thousands	Unaudited June 30, 2022	December 31, 2021
Goodwill attributed to the following acquisitions:
Vindara	$14,430	$14,430
Kalera GmbH	43,813	47,982
Kalera Middle East	5,853	5,853
Other	156	156
Impairment	(64,252)	—
	$—	$68,421
Goodwill Impairment
Because of the June 30, 2022 stock price decrease, reporting of losses and decline in current market valuation of companies in the industry, management concluded that impairment indicators were present and thus performed a quantitative analysis of our long-lived assets and goodwill. Based on the difference between the Company’s market capitalization versus the Company computed value on June 30, 2022, the Company recognized a goodwill impairment loss of $(64,252) thousand for the three and six months ended June 30, 2022 compared to $0 thousand in the comparable prior year periods.

KALERA PUBLIC LTD CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 8: INTANGIBLE ASSETS

In thousands	Unaudited June 30, 2022	December 31, 2021
Technology	$56,874	$62,150
Less: accumulated amortization	(3,091)	(1,018)
Net book value - Technology	53,783	61,132

Intellectual property	9,250	9,250
Less: accumulated amortization	(1,156)	(694)
Net book value - Intellectual property	8,094	8,556

Patents, licenses and software development	2,822	2,822
Less: accumulated amortization	(364)	(139)
Net book value - Patents, licenses and software development	2,458	2,683

Total intangible assets, net	$64,335	$72,371
Amortization expense for the three and six months ended June 30, 2022 amounted to $1,374 thousand and $2,760 thousand, respectively. Amortization expense on intangible assets for the three and six months ended June 30, 2021 amounted to $275 thousand. Estimated amortization expense for each of the five succeeding years is as follows:

	Technology	Intellectual Property	Patents, licence, and software development	Total
Remainder of 2022	$2,071	$463	$282	$2,816
2023	4,143	925	564	5,632
2024	4,143	925	564	5,632
2025	4,143	925	564	5,632
2026	4,143	925	200	5,268
Thereafter	36,737	2,618	—	39,355
				64,335
The weighted average amortization period remaining as of June 30, 2022 is as follows:

Intellectual property	9.00 years
Technology	14.50 years
Patents, licences and software development	4.50 years

NOTE 9: SHARE-BASED COMPENSATION
Total stock-based compensation expense was $785 thousand and $8,797 thousand for the three and six months ended June 30, 2022, respectively, compared to $568 thousand and $1,002 thousand for the three and six months ended June 30, 2021, respectively. These amounts are included within selling, general and administrative expenses on the accompanying condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2022 and June 30, 2021, respectively.
The computation of the expense associated with share-based compensation requires the use of certain valuation models. The Company currently uses a Black-Scholes option pricing model to calculate the fair value of its stock

KALERA PUBLIC LTD CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
options. The Black-Scholes model requires the use of assumptions regarding the volatility of the Company's common stock, the expected life of the stock award, and the dividend ratio. The volatility assumptions are based on the Company's life-to-date historical volatility since inception. The risk-free rates are based on similar term U.S. Treasury rates in effect at the time of the stock grant. The expected stock option life represents the period of time that the stock options granted are expected to be outstanding and is based on historical experience. Share-based compensation expense is recognized only for those stock-based awards expected to vest.
As part of the Business Combination Agreement, each out-of-the-money company option that is outstanding at the Closing Date shall be cancelled for no consideration, other than the right to receive new options in a future date. As of June 30, 2022 all out-of-the-money options were cancelled and zero options are outstanding. The Company recorded stock based compensation expenses of $7,200 thousand for the three months ended June 30, 2022 to reflect the unrecognized fair market value of the cancelled options. Additionally, an aggregate of 4,000,000 in-the-money Kalera AS options were exchanged for 364,000 Kalera Options at the Business Combination date.
NOTE 10: ASSET RETIREMENT OBLIGATIONS
The Company has asset retirement obligations as a result of its farming production facilities which are often located in leased spaces. The Company builds vertical farming production facilities within leased space including growing racks, electrical systems, water systems, storage areas, and production lines. The lease agreements often require the Company to return the leased space to its original state upon vacating the space at the end of the lease term.
The Company estimates asset retirement obligations which includes the total cost of disposing of the farming production facility and equipment from the leased space at the end of the lease term. The Company records the asset retirement obligations at fair value in accordance with ASC 410–20, Asset Retirement Obligations. The asset retirement obligation is valued using the Company’s incremental borrowing rate and is accreted over the expected lease term. The Company capitalizes the future cost of the retirement activities as part of the carrying amount of the farming production facilities at the in–service date. The asset is then depreciated on a straight–line basis over the expected lease term of the space.
The following table provides all changes to the company’s asset retirement obligations.

In thousands
Asset retirement obligations at December 31, 2020	$588
Accretion expenses	5
Asset retirement obligations at March 31, 2021	593
Accretion expenses	13
Asset retirement obligations at June 30, 2021	$606

Asset retirement obligations at December 31, 2021	$1,527
Accretion expenses	63
Asset retirement obligations at March 31, 2022	1,590
Accretion expenses	32
Asset retirement obligations at June 30, 2022	$1,622

NOTE 11: INCOME TAXES
The Company’s effective income tax rate was 0.7% and 1.3% for the three and six months ended June 30, 2022, respectively and 0.0% for the three and six months ended June 30, 2021, respectively. The variance from the U.S. federal statutory rate of 21% for the three and six months ended June 30, 2022 and June 30, 2021, was primarily attributable to increases in the Company’s valuation allowance largely driven by increases in the Company’s net operating loss carryforwards.

KALERA PUBLIC LTD CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The Company’s income tax provision is impacted by a valuation allowance on the Company’s net deferred tax assets, net of reversing taxable temporary differences and considering future annual limitations on net operating loss carryforward utilization enacted by U.S. tax reform legislation. The Company maintains a valuation allowance on its net deferred tax assets for all periods presented as the Company cannot be certain that future taxable income will be sufficient to realize its deferred tax assets. Valuation allowances are provided against deferred tax assets when, based on all available evidence, it is considered more likely than not that some portion or all the recorded deferred tax assets will not be realized in future periods.
NOTE 12: CONVERTIBLE LOAN
On March 4, 2022, the Company entered into a secured convertible promissory note agreement (the “Note”) with third parties in the amount of $10,000 thousand, with a commitment of up to $20,000 thousand. All unpaid principal, fees, and accrued interest is due and payable in full one year from the loan funding date of March 8, 2022. Interest is accrued at a payment in kind annual rate of 8.0%. The loan is secured by all tangible assets, intangible assets, and capital stock. Each holder has the right to convert the outstanding unpaid principal including accrued interest into ordinary shares at the conversion price of $10.00 per share. The debt holders have the option to convert any amount of the then-outstanding unpaid principal and accrued interest (the “Conversion Amount”), into the number of fully paid and non-assessable ordinary shares of the Issuer’s successor and assign arising pursuant to the Transaction (the “Conversion Shares”) determined by dividing the Conversion Amount by the Conversion Price ($10.00) then in effect. In addition, the agreement also calls for any adjustments to the conversion in the event of a stock split, dividend or distribution is declared.
As previously mentioned, the Company adopted ASU 2020-06 and concluded that the Note was accounted for as debt, with no bifurcation of the embedded conversion feature. The effective interest rate for the Note is 8.0% per annum and the interest expense incurred during the three and six months ended June 30, 2022 amounted to $202 thousand and $253 thousand which is included within the convertible loan balance on the accompanying unaudited condensed consolidated balance sheet at June 30, 2022.
NOTE 13: DEBT
On April 14, 2022, Kalera Inc. (a wholly owned subsidiary), as borrower, entered into the Farm Credit Loan and Security Agreement with Farm Credit of Central Florida, ACA (“Farm Credit”), under which Farm Credit agreed to make (i) revolving loans in an aggregate principal amount up to $10 million and (ii) one or more term loans in an aggregate principal amount up to $20 million.
The revolving facility under the Farm Credit Loan and Security Agreement matures on the second anniversary of the date of the agreement, unless commitments thereunder are terminated earlier in accordance with the terms of the agreement. The term loan facility may be drawn upon within the first 24 months of the Farm Credit Loan and Security Agreement and matures on the tenth anniversary of such agreement. Each revolving loan will bear interest at an annual rate equal to the prime rate plus 0.625% and each term loan will bear interest at an annual rate equal to the prime rate plus 0.75%. The interest rate of the term loan at June 30, 2022 is 5.50% per annum with an outstanding balance of $20,000 thousand and maturity period is between July 2024 and July 2032. The Company incurred debt issuance costs of $352 thousand related to the Farm Credit Loan. During the three and six months ended June 30, 2022, amortization of debt issuance costs amounted to $7 thousand. As of June 30, 2022 there was $345 thousand of unamortized debt issuance costs included in Debt in the accompanying unaudited condensed consolidated balance sheets. Interest expense incurred during the three and six months ended June 30, 2022 amounted to $97 thousand which is included within the Debt balance on the accompanying unaudited condensed consolidated balance sheet at June 30, 2022. Interest payments on quarterly basis staring on June 1st, 2022 and

KALERA PUBLIC LTD CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
principal payment quarterly starting on July 1st, 2024 until January 1st 2032. Future minimum principal payments as of June 30, 2022 are as follows:

In thousands
Reminder of 2022	$—
2023	—
2024	1,250
2025	2,500
2026	2,500
Thereafter	13,750
$20,000
The obligations under the Farm Credit Loan and Security Agreement are required to be guaranteed by all existing and future subsidiaries of the borrower other than Kalera Real Estate Holdings LLC. The obligations under the Farm Credit Loan and Security Agreement are secured by a continuing security interest and lien in substantially all of assets and property of the loan parties, as more fully described in the Farm Credit Loan and Security Agreement, except for any Excluded Assets (as defined in the Farm Credit Loan and Security Agreement). Excluded Assets include, among others, as specified in the agreement, the loan parties’ real property, and any “intent-to-use” application for registration of a trademark.
The Farm Credit Loan and Security Agreement contains customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, and dividends and other distributions. The Farm Credit Loan and Security Agreement requires compliance with certain financial covenants. These financial covenants include (a) a minimum Liquidity (as defined in the Farm Credit Loan and Security Agreement), (ii) a maximum Consolidated Funded Debt to Capital Ratio (as defined in the Farm Credit Loan and Security Agreement), and (iii) a maximum Consolidated Funded Debt to EBITDA Ratio (as defined in the Farm Credit Loan and Security Agreement). So long as any term loans are outstanding under the agreement, commencing with the fiscal quarter ending June 30, 2022, on a quarterly basis, the borrower would be required to maintain a minimum Liquidity equal to the projected scheduled aggregate principal and interest payments with respect to the term loan for the three-year period immediately following such fiscal quarter end. On a yearly basis, commencing with the fiscal year ending December 31, 2022, the borrower would be required, as of the end of each fiscal year, to maintain a maximum Consolidated Funded Debt to Capital Ratio of forty-five percent (45%). On a yearly basis, commencing with the fiscal year ending December 31, 2024, the borrower would be required, as of the end of each fiscal year, to maintain a maximum Consolidated Funded Debt to EBITDA Ratio of 3.25 to 1.00. On June 30, 2022, the Company is in compliance with the debt covenants, except the quarterly liquidity requirement, where the company had a covenant technical violation. Farm Credit provided a waiver for this violation for the quarter ended June 30, 2022.
In addition to the Farm Credit Loan, the Company had additional debt outstanding in the amount of $27 thousand at June 30, 2022.
NOTE 14: DEFERRED UNDERWRITING FEES AND GRANTS
The deferred underwriting fees payable to the underwriters accrued by Agrico Acquisition Corp. as of the closing of the Business Combination described in Note 2 amounted to $5,031 thousand. Pursuant to the settlement and release agreement dated June 26, 2022 between Agrico Acquisition Corp. and Kalera Public Limited Company, these fees were settled with the issuance of 275,000 shares of Kalera common stock and a note payable in the amount of $2,850 thousand due on the thirteen-month anniversary, July 2023. There is no interest payable on this note and the outstanding balance at June 30, 2022 is $2,850 thousand and is included within deferred underwriting fees and grants on the accompanying consolidated balance sheets.
During 2021, the Company obtained a grant from the Singapore Food Agency (SFA) and Singapore Economic Development Board (EDB). The grant has to be used for specific projects per the agreement and maintained until

KALERA PUBLIC LTD CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
December 31, 2024. In the event the funds are not used per the agreement, the funds have to be returned to the agencies. There is no interest payable on this grant in the event the funds are not used as indicated. The amount payable by the Company as of June 30, 2022 is $2,499 thousand and is included within deferred underwriting fees and grants on the accompanying consolidated balance sheets.
NOTE 15: EARN-OUT LIABILITY
In conjunction with the Business Combination, on the Closing Date, Kalera entered into a contingent value rights agreement (the “Contingent Value Rights Agreement”) as additional consideration for the Second Merger and the Kalera Capital Reduction, certain Kalera security holders are entitled to receive Contingent Value Rights (“CVRs”). Each CVR represents a contingent right to receive up to two payments in the form of additional Kalera Public Limited Company Ordinary Shares, issuable upon the achievement of certain milestones during the two year period following the Closing Date:
1.The first milestone event is achieved if the Ordinary Shares trade at or over a market price of $12.50 for 20 trading days within a 30 trading-day period, based on volume-weighted average trading prices.
2.The second milestone event is achieved if the Ordinary Shares trade at or over a market price of $15.00 for 20 trading days within a 30 trading-day period, based on volume-weighted average trading prices.
3.In the event of change in control (the business combination) and the corresponding per share valuation of Kalera Ordinary Shares is greater than or equal to (x) $12.50 or (y) $15.00 (subject to adjustments for stock splits, reverse stock splits, stock dividends, recapitalizations, exchange of shares or other like change), then in the case of clause (x), the first milestone event shall be deemed to have occurred and, in the case of clause (y) the first milestone event and the Second milestone event shall be deemed to have occurred, and in either case, the applicable milestone payment(s) shall be issued to the Holders immediately prior to the consummation of such Sale of the Company.
The amount of shares issuable to each CVR holder for the achievement of each milestone equals 1,858,966 ordinary shares of Kalera Public Limited Company (adjusted for any stock splits, stock dvidends, combinations, subdivisions, recapitalization and the like). The CVRs are non-transferable. Insignificant amount of CVRs granted to holders of unvested in-the-money Company Options,which are subject to vesting terms with time-vesting schedules that match the terms of the underlying Company Options.
The Company evaluated the Earnout Liability under ASC 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity (“ASC 815-40”), and concluded they do not meet the criteria to be classified in shareholders’ equity. Specifically, there are contingent exercise provisions and settlement provisions that exist. It is noted that all remaining shares would be issuable (or the forfeiture provisions would lapse) upon any change of control involving the Company as describe above. This means that settlement is not solely impacted by the share price of the Company (that is, the share price observed in or implied by a qualifying change-in-control event), but also by the occurrence of a qualifying change-in-control event. This causes the arrangement to not be indexed to the Company’s own shares and liability classification is appropriate. The Company recorded these instruments as liabilities on the condensed consolidated balance sheet at fair value, with subsequent changes in their respective fair values recognized in earnings at each reporting date. The earnout liability was fair valued using the monte carlo model. The inputs used for the model were a volatility of 90%, and interest rate of 3%. At June 30, 2022 and December 31, 2021 the balance of the earnout liability was $13,775 thousand and $0 thousand respectively. A gain of $17,250 thousand was recorded in the three months and six months ended June 30, 2022 in the condensed consolidated statement of operations and comprehensive loss for the change in the fair market value of the decrease in liability due to decrease in Kalera share price from Closing Date to June 30, 2022.
NOTE 16: WARRANTS
As of June 30, 2022, there were 14,438 thousand warrants to purchase common stock outstanding, consisting 7,188 thousand public warrants (“Public Warrants”) and 7,250 thousand private placement warrants (“Private Warrants”), (collectively, “Warrants”) that were transferred via the Business Combination described in Note 3. Each whole Warrant entitles the holder to purchase one ordinary share of Kalera stock at a price of $11.50 per share, subject to adjustment. The Warrants will become exercisable on the later twelve months from the closing of

KALERA PUBLIC LTD CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Agrico’s Public Offering and 30 days after the completion of the initial Business Combination. Only a whole warrant may be exercised at a given time by a warrant holder. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The warrants will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation.
Once the warrants become exercisable, the Company may redeem the Public Warrants:
•In whole and not in part;
•At a price of $0.01 per warrant;
•Upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
•If, and only if, the reported last sale price of the shares of common stock equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like), for any 20 trading days within a 30 trading day period commencing at any time after the warrants become exercisable and ending on the third trading day prior to the notice of the redemption is given to the warrant holders (the “Reference Value”).
If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.
The Private Placement Warrants are identical to the Public Warrants, except that the Private Warrants (i) will not be transferable, assignable or salable until the completion of the initial Business Combination and (ii) will be entitled to registration rights.
Both the Public and Private Warrants qualify for equity treatment in accordance with GAAP per guidance under ASC Topic 815 as they meet the indexation rule and there is no net cash settlement requirement on the Company.
NOTE 17: FAIR VALUE MEASUREMENTS
The company categorizes its assets and liabilities into one of three levels based on the assumptions (inputs) used in determining their values, as defined below:
•Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities.
•Level 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3: Unobservable inputs reflecting management’s assumptions about the inputs used in pricing the asset or liability.
The table below presents the Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for each measurement:

	Fair Value as of:
	June 30, 2022
	Balance Sheet Account	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout liabilities	Earnout liabilities	—	—	13,775	13,775
Total liabilities		$—	$—	$13,775	$13,775

KALERA PUBLIC LTD CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The earnout liabilities are determined using the monte carlo model, a Level 3 valuation. The significant inputs to the earnout liabilities and private warrant valuations are as follows:

June 30, 2022
Earnout Liabilities
Trigger price	$12.50 to $15.00
Stock price	$5.90 to $8.66
Volatility	90%
Time to maturity	2 years
Risk-free rate	3%
Dividend yield	—
NOTE 18: DISAGGREGATED REVENUES BY CUSTOMER TYPE
The Company recognized revenues of $1,289 thousand and $2,766 thousand for the three and six months ended June 30, 2022, respectively, and $489 thousand and $828 thousand 2021, for the three and six months ended June 30, 2021 respectively. Food service revenues included $321 thousand of credits and promotions to new customers mainly served under our new foodservices partnership. Substantially all of the Company’s revenues are generated from the sale of lettuce and micro-greens sold to retail and food service customers globally.

	Three months ended June 30,		Six months ended June 30,
In thousands	2022	2021	2022	2021
Food service revenue	$766	$130	$1,376	$294
Retail revenue	523	359	1,390	534
Net sales	$1,289	$489	$2,766	$828
NOTE 19: COMMITMENTS AND CONTINGENCIES
Failed Sale-Leaseback Agreement
In January 2022, the Company entered into a sale-leaseback for its St. Paul, Minnesota facility and certain racking and lighting equipment whereby the Company sold and leased back the facility and equipment from an unrelated third party. This sale-leaseback was entered into primarily as a mechanism to provide operational liquidity and supporting working capital needs. The lease arrangement did not meet the criteria for sale-leaseback accounting under ASC 842, Leases, as the leaseback of both the facility and the equipment would have been classified as a finance lease upon leaseback. Therefore, the Company still maintains economic control over the facility and equipment. As of June 30, 2022, the Company has capitalized the total fair value of the facility and the equipment of approximately $7,427 thousand within “Property, plant, and equipment, net” and accounts for the cash proceeds received as a secured financing obligation. As of June 30, 2022, $7,144 thousand related to the financing obligation was classified as a long-term, while $283 thousand is classified as short-term on the unaudited condensed consolidated balance sheet.

KALERA PUBLIC LTD CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Future minimum payments of the financing obligation as of June 30, 2022 are as follows:

In thousands
Remainder of 2022	$283
2023	621
2024	640
2025	656
2026	673
Thereafter	11,858
Total undiscounted financing obligation	14,731
Less: Imputed interest	(7,304)
Present value of total financing obligation	$7,427
NOTE 20: LOSS PER SHARE
Basic and diluted net loss per share is calculated as follows:

	Unaudited Six Months Ended
In thousands, except per share data	June 30, 2022	June 30, 2021
Numerator:
Net loss	$(94,973)	$(12,580)
Denominator:
Weighted average number of common shares - basic and diluted	19,125	15,018
Net loss per ordinary share:
Basic and diluted	$(4.97)	$(0.84)
NOTE 21: SUBSEQUENT EVENTS
Subsequent events for recognition or disclosure have been evaluated through the date the financial statements were available to be issued.
Private Placement
•On July 11, 2022, the Company entered into a securities purchase agreement with a single institutional investor to raise approximately $10,000 thousand through the private placement of 2,500,000 shares of common stock (or pre-funded warrants in lieu thereof), 2,500,000 Series A Warrants and 2,500,000 Series B Warrants. Each share of common stock (or pre-funded warrant in lieu thereof) is being sold together with accompanying warrants at a combined effective purchase price of $4.00. The Series A Warrants will be exercisable six months from the date of issuance at an exercise price of $4.41 per share and will expire two years from the date of issuance. The Series B Warrants will be exercisable six months from the date of issuance at an exercise price of $4.41 per share and will expire five and a half years from the date of issuance.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations
This Quarterly Report on Form 10-Q (“Quarterly Report”) contains statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. All statements contained in this Quarterly Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believes,” “expects,” “intends,” “estimates,” “projects,” “anticipates,” “will,” “plan,” “design,” “may,” “should,” or similar language are intended to identify forward-looking statements.
It is routine for our internal projections and expectations to change throughout the year, and any forward-looking statements based upon these projections or expectations may change prior to the end of the next quarter or year. Readers of this Quarterly Report are cautioned not to place undue reliance on any such forward-looking statements. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Risks and uncertainties are identified under “Risk Factors” in Item 1A herein and in our other filings with the Securities and Exchange Commission (the “SEC”). The impact of COVID-19 and its variants may also exacerbate these risks, any of which could have a material effect on us. All forward-looking statements included herein are made only as of the date hereof. Unless otherwise required by law, we do not undertake, and specifically disclaim, any obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise after the date of such statement.
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes, and our audited consolidated financial statements and related notes for the year ended December 31, 2021, included in our Current Reports on Form 8-K filed with the SEC on July 14, 2022 . As used in this section, unless the context suggests otherwise, “we,” “us,” “our,” “Company,” “Kalera” refer to Kalera Public Limited Company, Inc. and its consolidated subsidiaries.
Overview
We are a hydroponics company combining plant science, clean room technology, and big data analytics. We grow clean, high quality, nutrient rich greens in a cost efficient and sustainable way near the point of consumption.
We produce, sell, and distribute a diverse portfolio of leafy green vegetables, microgreens and herbs under the global Kalera brand. We sell our products to foodservice companies, resorts, hospitality, cruise lines, airlines, grocery chains and restaurant chains. The product is beneficial for customers, retailers, foodservices and chefs, as it is healthy and fresh. It has a longer shelf life than conventional farmed produce, consistent quality, and is available at an affordable price.
We utilize unique growing methods that combine optimized nutrients and light recipes, clean room standards and precise environmental controls to produce our safe, nutrient rich, clean, pesticide free, non-GMO products with consistent high quality throughout the entire year.
Because of our controlled environment, and vertical growing methodology, we are able to produce 300 times more volumes per square feet than conventional farming. In addition, we produce our leafy greens all year round, regardless of outdoor growing seasons.
With indoor facilities situated right where the demand is, we are able to supply an abundance of product locally, eliminating the need to travel long distances when shipping perishable products and ensuring the highest quality and freshness.

Our Assets and Operations
We currently have announced eight large-scale indoor hydroponic facilities in the US, including our Orlando, Atlanta, Houston and Denver facilities which have commenced operations in 2020, 2021 and 2022. Internationally, we have announced two large-scale indoor hydroponic facilities, including our Kuwait facility which has commenced operations, and our Singapore facility which is under construction. Our indoor production facilities are strategically located proximate to population and distribution centers, including markets isolated from farmland. In contrast to produce that requires costly and extended long-haul supply chains, our leafy greens are delivered within hours of harvesting, always fresh, and maintain a longer shelf life. Given our expanding facility footprint, we expect to be the first truly pan-US vertical farming company able to serve both regional and national accounts.
Our sustainably grown and locally sourced high-quality leafy greens, currently marketed under our Kalera brand, appeal to a broad range of customers across the foodservice, grocery, resort, hospitality, cruise line, airline and restaurant industries. Some of our key customers include US Foods, Gordon Food Service, Harvill’s Produce, Marriott, Levy, FreshPoint (a Sysco company), Publix, Kroger, H-E-B, King Soopers, Disney and Universal Studios.
Overall Trends and Outlook
Business Trends
Net revenue for the three and six months ended June 30, 2022 were $1,289 thousand and $2,766 thousand, respectively, compared to $489 thousand and $828 thousand for the comparable prior year periods. We have generated losses since inception. Our net loss in the three and six months ended June 30, 2022 were approximately $(78,655) thousand and $(94,973) thousand, respectively, compared to $(7,676) thousand and $(12,580) thousand for the comparable prior year periods as we invested in key talent acquisition and operating expenses during each of the periods ended June 30, 2022 and 2021 as we continue to expand our facility footprint. As of June 30, 2022, Kalera has five operation large-scale facilities in Orlando, Atlanta, Houston, Denver and Kuwait with aggregate production capacity of approximately 9.9 million lbs and 50 thousands lbs. of microgreens per year. Going forward, we intend to continue to invest in the construction of new facilities, plant and seed science, operational improvements and technology for Controlled Environment (“CEA”) as we believe demand for our products will continue to accelerate across our distribution channels.
Strategy
We believe that we are well positioned to take advantage of macro- and micro-trends by building high-tech sustainable lettuce, microgreens and herb production capacity in the United States and internationally. We seek to expand in certain markets and communities that do not have accessibility to local and fresh produce. We believe that our revenue growth will allow us to capture an increased share of the broader U.S. lettuce and chicory and microgreens categories. This is supported by a number of key drivers, including the growing mainstream acceptance of our products, heightened consumer awareness of the role that food and nutrition play in long-term health and wellness, and increasing awareness of the reduced negative impact that vertical farming has on the environment as compared to traditional farming.
Kalera seeks to achieve its growth plan through five main avenues, namely:
•Roll-out in additional US cities:
•International growth;
•Expansion of business line;
•Expansion of product line; and
•M&A and partnerships

During 2020 and 2021, Kalera opened seven new facilities in the U.S. (certain of which are currently under construction):
•Atlanta, Georgia
•Houston, Texas
•Denver, Colorado
•Columbus, Ohio
•Honolulu, Hawaii
•Seattle, Washington
•St. Paul, Minnesota

During 2021, Kalera had opened two new international facilities following the acquisition of Kalera GmbH (formerly &ever GmbH):
•Kuwait
•Singapore (currently under construction)
Kalera aims to continue its growth plan in domestic markets, as well as in new, international markets. As of June 30, 2022, Kalera has five large-scale facilities in operation and announced five additional large-scale facilities. In connection with its expansion plans, the Company has a strong pipeline of new potential locations over the next 18 months. In addition, Kalera seeks to continue investing in its organization, to support the increased production footprint.
To address this sustained expansion plan, Kalera has developed rapid roll-out capabilities related to design, buildout and installation, centered around the following key aspects:
•Established supply chains for key technology and equipment;
•Replicable experience on design, installation, lease agreements and work relationships with architects and design companies;
•A proven ability to manage multiple construction projects at a time;
•Using general contractors and sub-contractors to provide supervision, manpower and materials to cover construction project workloads as needed;
•Modular designs – based on components that can be reused in various configurations; and
•Standardization – shorten lead times and internal review by design teams to create streamlined franchise style builds.
We have a proven approach to rolling out new vertical farming facilities in retrofitted, leased warehouses with an expected construction time of under one year for facilities up to approximately 75,000 square feet. With established supply chains for key technology and equipment, modular designs based on components that can be reused in various configurations and pre-tested software, we can efficiently replicate facility design and processes. This gives us visibility with respect to expected capital expenditures and timing involved for a new facility roll-out. In addition, four facilities are currently under construction and incorporate multiple design improvements over our first large-scale facility in Orlando and are expected to deliver unit cost savings of around 5% comparatively.
In addition to the roll-out plan, Kalera also has a keen focus on capital productivity and unit economics, aiming to deliver strong return on capital.

Our growth strategy includes the expansion of our product line. We intend to strengthen our product offerings by improving the formulations for our existing portfolio of products and by creating new products that expand our portfolio. We are continuously refining our products to improve their color, texture, flavor, firmness and nutritional value. In addition, we are continually testing new varieties and recipes to enhance all the benefits of our products in addition to bringing a differentiation factor to the sector by growing custom plants that are unique to each customer.
Demand
We mainly operate in the lettuce and chicory market. The global market volume for lettuce and chicory was around 27 million tons in 2017. This market has seen relatively stable growth with a CAGR of 1.2% from 2007 to 2017 according to IndexBox. This market is projected to continue its stable development, growing at over 1% per annum from 2019 to 2025 , resulting in an estimated market volume of 29 million tons in 2025. The global lettuce and chicory market, excluding logistics costs, retail marketing costs and margins, amounted to over $30 billion in 2017, representing an increase of 16% against the preceding year.
Additionally, according to Research Nester, the United States microgreens market is projected to register a CAGR of 10.1% from 2020 to 2025. According to Research Nester, in terms of value, the U.S. microgreens market is projected to grow to $307 million by 2025. By sales channel, the restaurant market segment dominates the market owing to the fact that microgreens are likely to influence produce shopping requirements in the near future. Microgreens are increasingly being treated as a culinary trend across the country’s cuisines. The ongoing culinary trend for microgreen preference across United States cuisines together with the increasing supply to the hospitality market segment is likely to enhance the sale of microgreens in the future.
Pricing
Foodservice and retail pricing remains firm and in-line with expectations. We continue to price our products competitively compared to competing organic products and other CEA produce based on our retail surveys and buyer conversations.
Acquisitions
Vindara
On March 10, 2021 Kalera acquired a leading indoor seed developer, Vindara. Founded in 2018 in the North Carolina Research Triangle, Vindara is the first company to deliver seed varieties bred explicitly for use in fast growing, high-tech indoor farming operations and for other types of CEA operations.
This transaction provided Kalera with a vertically integrated structure by combining a scientific leader in indoor seed development with a leading vertical farming platform.
We expect this deal to be accretive to our unit economics starting in 2022 by:
•Significantly increasing the output from Kalera’s current and future facilities by reducing the grow cycle and providing Kalera benefits of higher yields;
•Lowering cost of goods sold by reducing seed costs and improving energy efficiency/automation;
•Significantly improving Kalera’s future unit economics;
•Further differentiating Kalera’s products and giving us improved ability to optimize color, texture, flavor, firmness and nutrient profile;
•Accelerating and expanding Vindara’s seed research and development programs focused on the indoor farming sectors to support overall CEA market share growth;
•Developing a strong product pipeline beyond leafy greens to include high yield basil, spinach, and strawberries;

•Accelerating the development cycle of proprietary products with and for customers while also generating value through the development of custom seed for the indoor farming industry at large;
•Providing additional revenue generation opportunities to the CEA global market.
Vindara has already demonstrated substantial yield improvements in indoor-grown romaine, with more varieties and crops in the pipeline.
The acquisition will accelerate Kalera’s product development both within its existing market segment to other lettuce varieties and leafy greens including basil and spinach, and to entirely new categories such as strawberries.
Kalera GmbH (formerly &ever GmbH)
On October 1, 2021, Kalera acquired 100% of the shares of &ever for a total of $33,610 thousand in cash and 27,856,081 Kalera shares.
•Founded in 2015, &ever focuses on the highly automated production of baby leaf products including spinach, arugula and cilantro using proprietary technology and operations, enabling output of various scale from in-store grow-towers to mega-farms.
•This transaction represents the first instance of consolidation between vertical farmers: it combines a leader in plant science and unit economics for full head leafy greens with a leader in baby leaf production and technology to create a global vertical farming leader.
•The transaction is complementary to Vindara’s acquisition, increasing Vindara’s market reach and positioning worldwide.
On October 13, 2021, Kalera completed the acquisition of the remaining 50% of &ever ME for a total of $1,899 thousand in cash and 2,724,499 shares of Kalera common stock.
Kalera operating expenses increased during the six and three months ended June 30, 2022, compared to prior year periods due to a higher research and development expenses related to the acquired seed varieties for indoor farming and automated production technologies.
Update Regarding Impact and Expected Future Impact of COVID-19 on Our Company
The spread of the COVID-19 pandemic drove the decision to modify our business strategy to meet the demand for our products in the retail sector. The foodservice sector, our core target market, was closed or operating at less than normal capacity for example, less than 25% capacity in Central Florida during 2020. During 2021, the foodservices industry gradually recovered with large venues such as convention centers and entertainment centers re-opening during the third quarter of year-ending December 31, 2021. This affected our ability to increase sales.
As we seek to continue to rapidly grow our net revenues, we face several challenges. The extent of COVID-19’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of COVID-19 (including any resurgences), impact of the new COVID-19 variants and the rollout and uptake of COVID-19 vaccines, and the level of social and economic restrictions imposed in the United States and abroad in an effort to curb the spread of the virus, all of which are uncertain and difficult to predict considering the rapidly evolving landscape.
How We Generate Revenue
Kalera recognizes revenue through the sale of various varieties of lettuce and micro-greens which are sold to food retail and distribution customers. Kalera recognizes revenue for the sale of the product upon shipment or delivery to the customer based on terms of the sale. Revenue is measured as the amount of consideration Kalera expects to receive in exchange for delivering products. In the six months ended June 30, 2022, our largest customers in terms of their respective percentage of our sales included the following: Publix (26%), H-E-B Grocery (16%), Kroger (10%), Sysco (9%), Harvill’s Produce Co. (6%), and US Foods (5%). We expect that most of our sales will be made through a core number of distributors and large retailers for the foreseeable future. We do not have short-term or long-term commitments or minimum purchase volumes in our contracts with them that ensure future sales of our products.
How We Evaluate Our Operations
Net Loss
We measure performance based on our overall return to shareholders based on consolidated net income or net loss. We do not review a measure of operating result at a lower level than the consolidated company and we only have one reportable segment.
EBITDA and Adjusted EBITDA
We view EBITDA as an important indicator of performance. We define EBITDA as net income/(loss) plus net interest expense, income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA further adjusted for any foreign exchange gains/(losses), share-based compensation expense and non-recurring items if identified. EBITDA and Adjusted EBITDA are supplemental measure utilized by our management and other users of our financial statements such as investors, research analysts and others, to assess the financial performance of our assets without regard to financing methods, capital structure or historical cost basis. Adjusted EBITDA is a key performance measure that our management uses to assess our operating performance. It facilitates internal comparisons of our operating performance on a more consistent basis. We use these performance measure for business planning purposes and forecasting. We believe that EBITDA and Adjusted EBITDA enhances an investor’s understanding of our financial performance as they are useful in assessing our operating performance from period-to-period by excluding certain items that we believe are not representative of our core business.
Note Regarding Non-GAAP Financial Measures
EBITDA and Adjusted EBITDA are not financial measures presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We believe that the presentation of these non-GAAP financial measures will provide useful information to investors in assessing our financial condition and results of operations. Net loss is the GAAP measure most directly comparable to EBITDA and Adjusted EBITDA. Our non-GAAP financial measures should not be considered as alternatives to the most directly comparable GAAP financial measure. Each of these non-GAAP financial measures has important limitations as analytical tools because they exclude some but not all items that affect the most directly comparable GAAP financial measures. You should not consider EBITDA or Adjusted EBITDA in isolation or as substitutes for analysis of our results as reported under GAAP. Because EBITDA and Adjusted EBITDA may be defined differently by other companies in our industry, our definitions of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.
Risk Factors Affecting Operating Results
We are subject to a number of challenges that may adversely affect our businesses. These challenges are discussed under the headings “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”
Factors Impacting Comparability of Our Financial Results
During 2021 and the six months ended June 30, 2022 we opened Atlanta, Houston and Denver large-scale facilities that increased our production capacity by a total of 8.8 million lbs. of lettuce per year and 50 thousands lbs. of microgreens. This represents an increase in total production capacity of 1,000% when compared to our Orlando facility which was the only fully operating large scale facility during the six months ended June 30, 2021 following by the Atlanta facility that opened in May 2021.
During 2021, we also completed three acquisitions in the plant science and seed sectors including Vindara, a developer of seeds that are specifically designed for indoor farms; &ever GmbH, a developer of technology and vertical farms based out of Germany with operations in Kuwait and Singapore. Driven by the three acquisitions

Kalera’s operating expenses increased during the three and six months ended June 30, 2022, compared to the prior year periods.
On June 28, 2022, Kalera completed the business combination with Agrico which increased the operating expenses during the three months ended June 30, 2022.

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2022 and June 30, 2021
The following table sets forth our historical operating results for the periods indicated:
(In thousands, except percentages)

	Unaudited Three Months Ended June 30,			Unaudited Six Months Ended June 30,
	2022	2021	$ Change	2022	2021	$ Change
Net sales	$1,289	$489	$800	$2,766	$828	$1,938
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	(6,271)	(1,702)	(4,569)	(11,279)	(2,645)	(8,634)
	(4,982)	(1,213)	(3,769)	(8,513)	(1,817)	(6,696)
Operating expenses:
Selling, general, and administrative expenses	(24,612)	(5,947)	(18,665)	(35,012)	(10,234)	(24,778)
Depreciation and amortization	(2,963)	(607)	(2,356)	(5,516)	(775)	(4,741)
Impairment loss	(64,252)	—	(64,252)	(64,252)	—	(64,252)
Total operating expenses	(91,827)	(6,554)	(85,273)	(104,780)	(11,009)	(93,771)
Operating loss	(96,809)	(7,767)	(89,042)	(113,293)	(12,826)	(100,467)
Interest (expense) income, net	(588)	11	(599)	(817)	166	(983)
Change in fair value of earnout liabilities	17,250	—	17,250	17,250	—	17,250
Other income	982	80	902	647	80	567
Loss from operations before income tax	(79,165)	(7,676)	(71,489)	(96,213)	(12,580)	(100,883)
Income tax benefit	533	—	533	1,288	—	1,288
Loss before equity in net loss of affiliate	(78,632)	(7,676)	(70,956)	(94,925)	(12,580)	(99,595)
Equity in net loss of affiliate	23	—	23	48	—	48
Net loss	$(78,655)	$(7,676)	$(70,979)	$(94,973)	$(12,580)	$(99,643)
The following sections discuss and analyze the changes in the significant line items in our unaudited condensed consolidated statements of operations for the comparison period identified.
Reconciliation of GAAP to Non-GAAP
The following table presents a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Net loss for the period	$(78,655)	$(7,676)	$(94,973)	$(12,580)
Interest expense	588	(11)	817	(166)
Income tax benefit	(533)	—	(1,288)	—
Depreciation and amortization	2,963	607	5,516	775
EBITDA	(75,637)	(7,080)	(89,928)	(11,971)
Loss on equity method investment	23	—	48	—
Impairment loss	64,252	—	64,252	—
Change in fair value of earnout liabilities	(17,250)	—	(17,250)	—
Other income	(982)	—	(647)	—
Share-based compensation expense	7,985	568	8,797	1,002
One time accounting, consulting, and legal fees	7,533	153	7,533	153
Adjusted EBITDA	$(14,076)	$(6,359)	$(27,195)	$(10,816)
Net Sales
Net sales for the three and six months ended June 30, 2022 were $1,289 thousand and $2,766 thousand, respectively, compared to $489 thousand and $828 thousand for the comparable prior year periods. The net sales increase is reflective of the opening of new farming facilities in 2022 in addition to facilities opened in the second half of 2021 that were fully operational in the first six months of 2022.
Cost of Goods Sold (exclusive of depreciation and amortization)
Cost of goods sold for the three and six months ended June 30, 2022 increased 268.4% and 326.4% to $(6,271) thousand and $(11,279) thousand, respectively, compared to $(1,702) thousand and $(2,645) thousand for the comparable prior year periods. This includes all fixed (roughly 86%) and variable costs (roughly 14%) for the Orlando, Atlanta, Houston, Denver, and Kuwait farms. Inventory costs include the costs of producing our products which include direct material costs such as seeds and nutrients, salaries and wages of the employees directly involved in farming production, farming facility costs including utility costs, insurance, maintenance, and other costs directly attributed to the vertical farming process and facilities.
Selling, General & Administrative Expense

Selling, general and administrative expenses, for the three and six months ended June 30, 2022 increased 313.9% and 242.1% to $(24,612) thousand and $(35,012) thousand, respectively, compared to $(5,947) thousand and $(10,234) thousand for the comparable prior year periods. The increase in selling, general and administrative expenses was primarily due to increases in the number of corporate employees and related employee expenses required to manage the growing business and also expenses related to three acquisitions during 2021. The increase in the three months ended June 30, 2022 was driven mainly by approximately $7,500 thousand legal and accounting expenses related to the business combination that closed on June 28, 2022 and stock based compensation expenses of $7,200 thousand for the three and six months ended June 30, 2022 to reflect the unrecognized fair market value of the cancelled options under the Business Combination Agreement.
Depreciation & Amortization Expense
Depreciation and amortization expense for the three and six months ended June 30, 2022 increased 388.1% and 611.7% to $(2,963) thousand and $(5,516) thousand, respectively, compared to $(607) thousand and $(775) thousand for the comparable prior year periods. The increase in depreciation and amortization expense was due to the increase in property, plant, and equipment primarily put into service in order to operate the new farming facilities and amortization expense of intangible assets acquired during the three acquisitions in 2021.
Impairment loss
Because of the June 30, 2022 stock price decrease, reporting of losses and decline in current market valuation of companies in our industry, management concluded that impairment indicators were present and thus performed a detailed quantitative analysis of our long-lived assets and goodwill. Based on the difference between the Company’s market capitalization versus the Company computed value on June 30, 2022, the Company recognized a goodwill impairment loss of $(64,252) thousand for the three and six months ended June 30, 2022 compared to $0 thousand in the comparable prior year periods.
Net Interest Expense
Interest expense, net consists of expenses related farm credit debt and convertible debt less income received as interest on our cash deposits. Net interest expense for the three and six months ended June 30, 2022 were $(588) thousand and $(817) thousand, respectively, compared to net interest income of $11 thousand and $166 thousand for the comparable prior year periods. The change in net interest expense was due to the interest incurred on finance obligation related to our failed sale-leaseback transaction that included building and equipment for failed sale-leaseback transaction, interest incurred on our convertible debt arrangement that we entered into in March 2022 and interest incurred on our farm credit facility we entered into in April 2022.
  Change in fair market value
 A gain of $17,250 thousand was recorded in the three months and six months ended June 30, 2022 for the change in the fair market value of the earnout liability compared to $0 thousand in the comparable prior year periods.
Other Income
Other income for the three and six months ended June 30, 2022 were $982 thousand and $647 thousand, respectively, compared to $80 thousand and $80 thousand for the comparable prior year periods. The change in other income was due to insurance reimbursement received in June 2022 off set by other expenses related our failed sale-leaseback transaction.
Income Taxes

An income tax benefit of $533 thousand and $1,288 thousand were recorded during the three and six months ended June 30, 2022, respectively, due to the recognition of deferred tax benefits for intangible asset amortization associated with our acquired businesses. No income tax benefit or expense was recorded for the three and six months ended June 30, 2021. A valuation allowance was recorded as of June 30, 2022 and 2021, on substantially all of our domestic and foreign deferred tax assets. Management does not anticipate that the benefits from these deferred tax assets will be realized in the near term.
Net Loss
As a result of the foregoing, net losses for the three and six months ended June 30, 2022 was $(78,655) thousand and $(94,973) thousand, respectively, compared to net losses of $(7,676) thousand and $(12,580) thousand for the comparable prior year periods.

Liquidity and Capital Resources
Our primary liquidity requirements are for operating expenses, working capital, and capital expenditures to support the growth in our business. Historically, we have funded our operations and growth through debt and equity raises. In 2021, we received $61,696 thousand in net proceeds from our capital raises. In the first half of 2022 we have received total of 30,000 thousand in new debt by $10,000 convertible debt and $20,000 thousand farm credit loan. There was no conversion of loans to equity through June 30, 2022.
On July 7, 2022, Kalera entered into a securities purchase agreement with Armistice Capital Master Fund Ltd. (the “Securities Purchase Agreement”). Under the Securities Purchase Agreement, the Company agreed to issue and sell, and Armistice Capital, LLC (“Armistice”) agreed to purchase, up to an aggregate of $10,000,000 of Kalera ordinary shares at a purchase price of $4.00 per share, as well as private warrants of the Company, exercisable for one ordinary share each (the “Armistice Warrants”). In July 2022, we received $9,250 thousand in net proceeds as consideration for the issuance and sale to Armistice under the Securities Purchase Agreement of: (i) 2,300,000 Kalera ordinary shares, (ii) 200,000 pre-funded warrants exercisable as of July 11, 2022 for up to 200,000 Kalera ordinary shares (the “Pre-Funded Warrants”), (iii) 2,500,000 series A warrants exercisable six months from their date of issuance at an exercise price of $4.41 per share and expiring two years from their date of issuance (the “Series A Warrants”) and (iv) 2,500,000 series B warrants exercisable six months from their date of issuance at an exercise price of $4.41 per share and expiring five and a half years from their date of issuance (the “Series B Warrants”). For the avoidance of doubt, the Armistice Warrants are not part of the Kalera Warrants, and will not be listed on Nasdaq under the symbol KALWW. In the second half of 2022 we expect further issuances of debt and/or equity to meet our expected liquidity needs.
Our ability to raise additional capital through the sale of equity or convertible debt securities could be significantly impacted by the resale of securities of Kalera by the selling securityholders (the “Selling Securityholders”) pursuant to the prospectus filed by the Company on Form S-1 on July 19, 2022 (the “Form S-1”). The sale of our securities in the public market or otherwise, or the perception that such sales could occur, could harm the prevailing market price of such securities. Resales of our securities may cause the market price of such securities to drop significantly, even if our business is doing well, and potentially hinder our ability to raise capital at terms that are acceptable to us, or at all.
Due to the significant number of securities that were redeemed in connection with the Business Combination, the number of our securities that the Selling Securityholders can sell into the public markets will constitute a considerable percentage of our public float. This impact may be heightened by the fact that certain of the Selling Securityholders purchased our securities at prices well below their current trading price. The 31,181,250 Kalera ordinary shares that may be resold and/or issued into the public markets pursuant to Form S-1 represent approximately 69.8% of the 44,679,328 Kalera ordinary shares outstanding as of August 19, 2022 (after giving effect to the exercise of all outstanding Kalera Warrants, Kalera Options and Armistice Warrants) and the Kalera Warrants that may be resold into the public markets pursuant to Form S-1 represent approximately 42.8% of the 14,437,500 Kalera Warrants outstanding as of August 19, 2022. As a result, the resale of Kalera ordinary shares pursuant to Form S-1 could have a significant negative impact on the trading price of the Kalera ordinary shares. The Selling Securityholders will determine the timing, pricing and rate at which they sell such shares into the public market. Although the current trading price of Kalera ordinary shares is significantly below the sales price in the Agrico IPO, certain of the Selling Securityholders have an incentive to sell because they purchased shares and/or warrants at prices below the IPO price and/or below the recent trading prices of our securities. Sales by such investors may prevent the trading price of our securities from exceeding the Agrico IPO price and may cause the trading prices of our securities to experience a further decline. If the trading price of the Kalera ordinary shares does not recover or experiences a further decline, sales of Kalera ordinary shares may be a less attractive source of capital and/or may not allow us to raise capital at rates that would be possible if the trading price of the Kalera ordinary shares were higher. See “Risk Factors-Sales of a substantial number of Kalera’s securities could adversely affect the market price of its securities.”
The large-scale high-tech CEA business is capital-intensive, and we expect to continue to expend significant resources related to our expansion plans. These expenditures are expected to include working capital, costs associated with planting and harvesting, such as the purchase of seeds and growing supplies, and the cost of attracting and retaining a skilled labor force. Financial projections for the year ended December 31, 2022 provided by us to Agrico on December 21, 2021 were premised on certain assumptions that relied on trading conditions during Q3 2021, which no longer apply. In light of the net loss incurred in H1 2022 as well as current trading conditions, including increases in inflation and interest rates, volatility in financial and credit markets, the ongoing COVID-19 pandemic, the ongoing military conflict involving Russia and Ukraine, and the impact thereof on the global supply chain and the global economy, revenue and therefore cash flows from operating activities for 2022 are expected to be less than what had been projected and provided to the board of Agrico on December 21, 2021.
In connection with the Business Combination, approximately 14.4 million Agrico Class A shares were redeemed which represented a significant portion of the publicly traded shares outstanding immediately prior to the Business Combination and resulted in only $276,058 of cash from the Agrico trust account becoming available to us in connection with the Closing of the Business Combination. In addition, the Business Combination produced liabilities that had previously been incurred by Agrico and which have become payable by us. The above have resulted in the deterioration of our liquidity position in the short term. In considering our capital requirements and sources of liquidity, we have not relied on the receipt of proceeds from the exercise of Kalera Warrants and, since the exercise price of Kalera Warrants exceeds the recent trading prices for Kalera ordinary shares, it is unlikely that we will receive significant proceeds, if any, from the exercise of Kalera Warrants in the near future. As a result of the above, we expect further issuances of debt and/or equity to meet our expected capital requirements.
The amount and timing of our future funding requirements, if any, will depend on many factors, including the timing and costs of completion of our large-scale high-tech CEA facilities. We are currently in discussions for a sale leaseback transaction with a third-party lender, and additional equipment financing that could bring up to $22 million for future capital expenditures. While we are exploring this and other funding options, including through possible debt and equity raises, we may be unable to obtain any such additional financing on reasonable terms or at all.
We could potentially use our available financial resources sooner than we currently expect and may incur additional indebtedness to meet future financing needs. Adequate additional funding may not be available to use on acceptable terms or at all. In addition, although we anticipate being able to obtain additional financing through non-dilutive means, we may be unable to do so. Our failure to raise capital as and when needed could have significant negative consequences for our business, financial condition and results of consolidated operations. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in “Risk Factors-Sales of a substantial number of Kalera’s securities could adversely affect the market price of its securities.”
Summary of Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table:

(Dollars in thousands)	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(32,432)	$(6,992)
Net cash used in investing activities	(20,921)	(51,236)
Net cash provided by financing activities	39,641	29,158
Cash and cash equivalents, beginning of year	16,146	113,353
Effect of exchange rate changes on cash	901	—
Cash and cash equivalents, end of period	$3,335	$84,283
Net Cash Used by Operating Activities. Net cash used by operating activities was at $(32,432) thousand for the six months ended June 30, 2022, compared to $(6,992) thousand for the six months ended June 30, 2021. The increase in cash used in operating activities was primarily due to expenses from new facilities that opened in the second half of 2021 and during 2022 and the expenses related to the closing of Business Combination on June 28, 2022.

Net Cash Used in Investing Activities. Net cash used in investing activities was at $(20,921) thousand for the six months ended June 30, 2022, compared to $(51,236) thousand for the six months ended June 30, 2021. Net cash used in investing activities for the six months ended June 30, 2022, was primarily driven by investments in the Denver, Seattle and St. Paul farming production facilities. Net cash in investing activities for the six months ended June 30, 2021, was primarily driven by investments in the Atlanta, Houston, Denver, and Seattle farming production facilities in addition to the acquisition of Vindara.
Net Cash Provided by Financing Activities. Net cash provided by financing activities was at $39,641 thousand for the six months ended June 30, 2022, compared to $29,158 thousand for the six months ended June 30, 2021. The change was primarily driven by issuance of convertible debt, sale of property, plant and equipment for failed sale-leaseback and farm credit loan during the six months ended June 30, 2022 compared to private placements to finance the cash consideration of the Vindara acquisition during the six months ended June 30, 2021.
Secured Convertible Bridge Promissory Note
On March 4, 2022, Kalera entered into the Secured Convertible Bridge Promissory Note. For more information, please see “Certain Relationships and Related Person Transactions—Kalera Related Person Transactions—Secured Convertible Bridge Promissory Note” for more information.
Farm Credit Loan and Security Agreement
On April 14, 2022, Kalera, Inc. (a wholly owned subsidiary of Kalera AS), as borrower, entered into the Farm Credit Loan and Security Agreement with Farm Credit of Central Florida, ACA (“Farm Credit”), under which Farm Credit agreed to make (i) revolving loans in an aggregate principal amount up to $10 million and (ii) one or more term loans in an aggregate principal amount up to $20 million.
Farm Credit Eligibility/Farm Credit Equity.
The Farm Credit Loan and Security Agreement requires that the borrower maintain its status as an entity eligible to borrow from a federally chartered farm credit system lending institution organized under the Farm Credit Act of 1971, as the same may be amended or supplemented from time to time.
The Farm Credit Loan and Security Agreement also requires that the borrower acquire equity in the lender in such amounts and at such times as the lender may require in accordance with its bylaws and capital plan (as each may be amended or otherwise modified from time to time), except that the maximum amount of equity that the borrower may be required to purchase in the lender in connection with the loans made by the lender may not exceed the maximum amount permitted by the bylaws and capital plan of the lender on the closing date of the agreement.
Maturity.
The revolving facility under the Farm Credit Loan and Security Agreement matures on the second anniversary of the date of the agreement, unless commitments thereunder are terminated earlier in accordance with the terms of the agreement. The term loan facility may be drawn upon within the first 24 months of the Farm Credit Loan and Security Agreement and matures on the tenth anniversary of such agreement.
Interest.
Each revolving loan will bear interest at an annual rate equal to the prime rate plus 0.625% and each term loan will bear interest at an annual rate equal to the prime rate plus 0.75%.
Guarantees and Security.
The obligations under the Farm Credit Loan and Security Agreement are required to be guaranteed by all existing and future subsidiaries of the borrower other than Kalera Real Estate Holdings LLC.

The obligations under the Farm Credit Loan and Security Agreement are secured by a continuing security interest and lien in substantially all of assets and property of the loan parties, as more fully described in the Farm Credit Loan and Security Agreement, except for any Excluded Assets (as defined in the Farm Credit Loan and Security Agreement). Excluded Assets include, among others, as specified in the agreement, the loan parties’ real property, and any “intent-to-use” application for registration of a trademark.
The Farm Credit Loan and Security Agreement contains customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, and dividends and other distributions.
The Farm Credit Loan and Security Agreement requires compliance with certain financial covenants. These financial covenants include (a) a minimum Liquidity (as defined in the Farm Credit Loan and Security Agreement), (ii) a maximum Consolidated Funded Debt to Capital Ratio (as defined in the Farm Credit Loan and Security Agreement), and (iii) a maximum Consolidated Funded Debt to EBITDA Ratio (as defined in the Farm Credit Loan and Security Agreement). So long as any term loans are outstanding under the agreement, commencing with the fiscal quarter ending June 30, 2022, on a quarterly basis, the borrower would be required to maintain a minimum Liquidity equal to the projected scheduled aggregate principal and interest payments with respect to the term loan for the three-year period immediately following such fiscal quarter end. On a yearly basis, commencing with the fiscal year ending December 31, 2022, the borrower would be required, as of the end of each fiscal year, to maintain a maximum Consolidated Funded Debt to Capital Ratio of forty-five percent (45%). On a yearly basis, commencing with the fiscal year ending December 31, 2024, the borrower would be required, as of the end of each fiscal year, to maintain a maximum Consolidated Funded Debt to EBITDA Ratio of 3.25 to 1.00. On June 30, 2022, the Company is in compliance with the debt covenants, except the quarterly liquidity requirement, where the company had a covenant technical violation. Farm Credit provided a waiver for this violation for the quarter ended June 30, 2022.
The Farm Credit Loan and Security Agreement also includes customary events of default, including failure to pay principal, interest or certain other amounts when due, violation of covenants, material inaccuracy of representations and warranties, certain bankruptcy and insolvency events, certain undischarged judgments, invalidity of guarantees or grant of security interest (except with respect to immaterial assets), breach of certain material contractual obligations, uninsured loss of any collateral, and change of control, in certain cases subject to certain thresholds and grace periods. If any event of default occurs and continues, Farm Credit may terminate its commitment to make loans, declare all of the obligations under the Farm Credit Loan and Security Agreement to be immediately due and payable, without presentment, demand, protest or other notice of any kind, and exercise all rights and remedies available to it under the Farm Credit Loan and Security Agreement or applicable law.
Related Party Transactions
Other than the convertible loan arrangement and the Secured Convertible Bridge Promissory Note mentioned above and the service contract entered into with the Chairman of the Board of Directors as further described in Note 7 of our 2021 annual Financial Statements, the Company has not had any related party transactions for the periods covered by the historical financial information included in this report.
Future Capital Needs
Our ability to generate sufficient cash to fund our operations depends generally on our results of operations and the availability of future financing or the ability to issue equity and debt.

Commitments and Contractual Obligations
Our contractual obligations and commitments principally include obligations associated with our operating leases and finance obligation as set forth in the following table as of June 30, 2022:

In thousands	Operating Leases	Finance Obligation
Reminder of 2022	$2,544	$283
2023	5,165	621
2024	5,259	640
2025	5,346	656
2026	5,425	673
Thereafter	86,294	11,858
Total undiscounted operating lease payments	110,033	14,731
Off-balance Sheet Arrangements
As of June 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Emerging Growth Company Status and Smaller Reporting Company Status
We are an “emerging growth company” as defined in Section 2(a) of the Securities Act and have elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards, although we may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. We expect to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and non-public companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.
In addition, we intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an emerging growth company, we intend to rely on such exemptions, we are not required to, among other things: (a) provide an auditor’s attestation report on Kalera’s system of internal control over financial reporting pursuant to Section 404(b) on the Sarbanes-Oxley Act; (b) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (c) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board, including supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements (critical audit matters); and (d) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officers compensation to median employee compensation.
Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of any fiscal year for so long as either (1) the market value of our ordinary shares held by non-affiliates did not exceed $250 million as of the prior June 30, or (2) our annual revenues did not exceed $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates did not exceed $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Recent Accounting Pronouncements
See Note 2 of the Company’s Notes to Consolidated Financial Statements.

Critical Accounting Policies and Estimates
Preparation of the Company’s financial statements involves judgments and estimates due to uncertainties affecting the application of accounting policies, and the likelihood that different amounts would be reported under different conditions or using different assumptions. The Company bases its estimates on historical experience and other assumptions, as discussed herein, that it believes are reasonable. If actual amounts are ultimately different from previous estimates, the revisions are included in the Company’s results of operations for the period in which the actual amounts become known. The Company’s significant accounting policies are discussed in Note 2 in the Company’s Notes to Consolidated Financial Statements. Following is a summary and discussion of the more significant accounting policies and estimates which management believes to have a significant impact on the Company’s operating results, financial position, cash flows and footnote disclosure.
Leases
The Company identifies leases by evaluating our contracts to determine if the contract conveys the right to use an identified asset for a stated period of time in exchange for consideration. The Company considers whether it can control the underlying asset and has the right to obtain substantially all of the economic benefits or outputs from the asset. Leases with terms greater than 12 months are classified as either operating or finance leases at the commencement date. For these leases, the Company capitalized the present value of the minimum lease payments over the lease terms as a right-of-use asset with an offsetting lease liability. The discount rate used to calculate the present value of the minimum lease payments is based on an incremental borrowing rate that approximates the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term. The lease term includes any noncancelable period for which the Company has the right to use the asset. Currently, all capitalized leases are classified as operating leases and the Company records lease expense on a straight-line basis over the term of the lease.
In January 2022, the Company entered into an $8,100 thousand sale and leaseback transaction pursuant to which the Company agreed to sell the approximately 79,000-square-foot property and equipment in St. Paul, Minnesota to Modiv Inc. and then enter into a new, 20-year net lease.
Revenue recognition
As fully discussed in Note 2 to our consolidated financial statements per the joint proxy statement/prospectus (Form S-4), the Company recognizes revenue through the sale of various varieties of lettuce and micro-greens, which are sold to food retail and distribution customers generally with standard shipping terms. The Company’s revenue results from the delivery of our products as the single performance obligation transferred at an agreed upon price per unit. The Company recognizes revenue for the sale of the product at the point in time when our performance obligation has been satisfied, which is when control of the product has transferred to the customer, which generally occurs upon shipment or delivery to the customer based on terms of the sale. Revenue is measured as the amount of consideration the Company expects to receive in exchange for delivering products. The amount of revenue recognized is reduced for estimated returns and other customer credits. No significant element of financing is deemed present as the sales are made with a credit term of thirty (30) days, which is consistent with market practice. A trade receivable is recognized when the goods are delivered as this is the point in time that the consideration is unconditional because only the passage of time is required before the payment is due.
Business Combinations
The Company accounts for business combinations by recognizing from goodwill separately from the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree, and to measure these items generally at their acquisition date fair values. Goodwill is recorded as the residual amount by which the purchase price exceeds the fair value of the net assets acquired. If the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, we are required to report provisional amounts in the financial statements for the items for which the accounting is incomplete. Adjustments to provisional amounts initially recorded that are identified during the measurement period are recognized in the reporting period in which the adjustment amounts are determined. During the measurement period, we are also required to recognize additional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. The measurement period ends the sooner of one year from the acquisition date or when we receive the information we were seeking about facts and circumstances that existed as of the acquisition date or learn that more information is not obtainable. Contingent consideration liabilities or receivables recorded in connection with business acquisitions must also be adjusted for changes in fair value until settled.
Valuation of long-lived assets
Long-lived assets, primarily property, plant and equipment, are reviewed for impairment as events or changes in business circumstances occur indicating that the carrying value of the asset may not be recoverable. The estimated cash flows produced by assets or asset groups, are compared to the asset carrying value to determine whether impairment exists. Such estimates involve considerable management judgment and are based upon assumptions about expected future operating performance. As a result, actual cash flows could differ from management’s estimates due to changes in business conditions, operating performance, and economic and competitive conditions.
Goodwill Impairment
Because of the June 30, 2022 stock price decrease, reporting of losses and decline in current market valuation of companies in our industry, management concluded that impairment indicators were present and thus performed a detailed quantitative analysis of our long-lived assets and goodwill. Based on the difference between the Company’s market capitalization versus the Company computed value on June 30, 2022, the Company recognized a goodwill impairment loss of $(64,252) thousand for the three and six months ended June 30, 2022 compared to $0 thousand in the comparable prior year periods.
Asset Retirement Obligations
The fair value of a liability for an asset retirement obligation is recorded in the period in which it is incurred if a reasonable estimate of fair value can be made. The Company’s asset retirement obligations are generally a result of operating lease agreements for locations which we have built-out farming production facilities. The lease agreements often include provisions requiring the Company to return the leased space to its original state prior to the build out of the Company’s farming production facility. These provisions result in costs to remove farming production equipment and repair the leased space prior to vacating the space. In periods subsequent to initial measurement, the Company recognizes period-to-period changes in the asset retirement obligation liability resulting from the passage of time and revisions to either the timing or the amount of the original estimate. The increase in the carrying value of the associated long-lived asset is depreciated over the corresponding estimated economic life.
Income taxes
Deferred income taxes are recorded and recognized for future tax effects of temporary differences between financial and income tax reporting. The Company records valuation allowances in situations where the realization of deferred tax assets is not more-likely-than-not. The Company periodically reviews assumptions and estimates of the Company’s probable tax obligations and effects on its liability for any uncertain tax positions, using informed judgment which may include the use of third-party consultants, advisors and legal counsel, as well as historical experience.
Earnout Liabilities
Earnout liabilities are recorded related to future contingent equity shares utilizing the Monte Carlo model to measure the fair value of these liabilities. Subsequent changes in the respective fair values are recognized in earnings at each reporting date.

Other matters
In the opinion of management, other than contracts for raw materials, including outstanding purchase orders for packaging, ingredients, supplies, and operational services, operating lease agreements which were all entered into in the ordinary course of business, the Company has one significant procurement agreement with Signify to buy LED lamps used in Kalera’s production facilities for a total amount of $14,700 thousand as of June 30, 2022. Excluding the Signify agreement, Kalera does not have any other significant contractual obligations or future commitments.
Financial Risk and Capital Management
Financial Risk
The Company’s activities expose it to a variety of financial risks, including market and liquidity risks. The Company seeks to minimize potential adverse effects of such risks to the Company’s financial performance.
Market Risk
Foreign Currency Risk - We are exposed to fluctuations in currency exchange rates because of our investments and operations in countries other than the U.S. For the six months ended June 30, 2022, movements in currency exchange rates and the related impact on the translation of the balance sheets resulted in $(10,521) thousand in the currency translation and other category of accumulated other comprehensive loss. For the six months ended June 30, 2021 there were no movements in currency exchange rates that impacted the translation of the balance sheet.
Interest Risk - The Company is currently not exposed to significant interest rate risk in relation to interest rates on borrowings. The Company has entered into several significant lease agreements in connection with production facilities expected to open in 2022 and 2023, which bear an inherent interest rate risk. In the event of re-financing of the Company’s current lease agreements, the market interest rates could constitute a risk for the Company. In addition, the Company expects to continue to open several additional production facilities in future years, consistent with its growth strategy. As such, the Company’s future agreements will bear the risk of changes in the interest rate environment at the time of agreement. The Company is currently not exposed to any variable interest rate borrowings.
Liquidity Risk - Cash flow forecasting is performed by the Company. The Company monitors rolling forecasts of its liquidity requirements to ensure it has sufficient cash to meet operational and strategic growth plans. As of June 30, 2022, the Company had $3,335 thousand in cash-on-hand. During 2022 the Company secured additional funds in the amount of $8,100 thousand from a sale and leaseback transaction during January 2022; a commitment for up to $20,000 thousand in a bridge loan facility by existing Kalera shareholders during March 2022 out of which, $10,000 thousand was funded during March 2022; a $30,000 thousand farm credit facility during April 2022 and a $10,000 thousand private placement in July 2022.
Credit Risk - Credit risk arises from cash and cash equivalents and deposits with banks and financial institutions. However, we believe this risk is remote, as deposits are with an established financial institution. Credit risk also arises from exposures to wholesale and retail customers, including outstanding receivables. These are currently not significant to the Company, and the majority are not overdue. During the six months ended June 30, 2022, there were no significant receivables that were overdue. Similarly, and as of June 30, 2021, no significant receivables are overdue. Trade receivables include the sale of leafy greens associated with our core operations.
Capital Management
The Company’s primary objectives in managing capital are to safeguard the Company’s ability to continue as a going concern by executing the Company’s growth strategy to provide returns for shareholders while maintaining an optimal capital structure and reducing the cost of capital. As such, the Company may continue to adjust its capital structure through additional share issuances, borrowings, leases, or other strategic financing mechanisms to meet operational and strategic needs, as appropriate. Total capital is calculated as total equity as shown in the consolidated balance sheet plus net debt.
Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a small reporting company, this information is not required.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the fiscal quarter ended June 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2022, our disclosure controls and procedures were not effective because of the material weakness identified in our internal control over financial reporting discussed below.
The material weakness in internal control over financial reporting occurred because (i) we did not have sufficient resources with the adequate technical skills to identify and evaluate significant accounting positions, estimates and conclusions, and (ii) we had inadequate processes and controls to ensure an appropriate level of precision related to our financial statement footnote disclosures. The material weakness could result in misstatements to our account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
Limitations on Controls and Procedures
In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2022, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
From time to time, we may be subject to litigation and claims arising in the ordinary course of business. We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results, cash flows or financial condition.
Item 1A. Risk Factors
Investing in our securities involves a high degree of risk. Before you make a decision to buy our securities, you should carefully consider the risks and uncertainties described below together with all of the other information contained in this Quarterly Report on Form 10-Q (“Quarterly Report”). If any of the events or developments described below were to occur, our business, prospects, operating results and financial condition could suffer materially, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.
Risks related to Financing and Market Risk
There is substantial doubt about Kalera’s ability to continue as a going concern, and Kalera will need to raise additional capital in the future in order to execute its roll-out and commercialization strategy or for other purposes, which may not be available on favorable terms, or at all.
Kalera’s operating losses and accumulated deficits raise substantial doubt about its ability to continue as a going concern. Kalera will need to raise additional capital in order to execute and complete its roll-out and commercialization strategy, and to fund its operations. Because the exercise price of $11.50 of the Kalera Warrants substantially exceeds the current trading price of $2.91 of the Kalera ordinary shares, there is no assurance that the Kalera Warrants will be in the money prior to their expiration and it is unlikely that holders of the Kalera Warrants will be able to exercise such warrants in the near future, if at all. As a result, the Kalera Warrants may not provide any additional capital.
There is a risk that adequate sources of funds may not be available at all, or not available at acceptable terms and conditions, when needed. Kalera may need to seek additional funds through public or private equity or debt financings or other sources, such as strategic collaborations. If Kalera raises additional funds by issuing additional equity securities, or through instruments convertible into equity securities, the existing shareholders may be significantly diluted. Further, equity or debt financings may result in issuance of securities with priority as to liquidation and dividend and other rights more favorable than shares, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect Kalera’s business. If funding is insufficient at any time in the future, Kalera may be unable to fund its current and ongoing roll-out and commercialization strategy and lose business opportunities and thereby risk failing to respond to competitive pressures. Failure to obtain the necessary capital when needed could force Kalera to delay, limit, reduce or terminate its product development or commercialization efforts.
In addition, Kalera may seek additional capital due to favorable market conditions or strategic considerations even if Kalera believes that it has sufficient funds for current or future operating plans. There can be no assurance that financing will be available to Kalera on favorable terms, or at all. If Kalera for any reason does not obtain additional funding as needed in the future, this could have a material adverse effect on its revenues, profitability, liquidity, cash flow, financial position and/or prospects.
Fluctuations in currency exchange rates and changes to international trade agreements, tariffs, import and excise duties, taxes or other governmental rules and regulations may impact Kalera’s capital expenses and operational income.

Through the acquisition of &ever, Kalera has expanded its operations to beyond the United States to also include Germany, Kuwait and Singapore (large-scale facility under construction), and Kalera may also establish operations in additional countries. Hence, Kalera will earn revenues, pay expenses, own assets and incur liabilities in currencies other than the U.S. Dollar. Kalera’s consolidated financial statements are presented in U.S. Dollars, hence revenues, income and expenses, as well as assets and liabilities arising from any international operations must be converted into U.S. Dollars at exchange rates in effect during or at the end of each reporting period. Increases or decreases in the value of the U.S. Dollar against other currencies and changes to international trade agreements, tariffs, import and excise duties, taxes or other governmental rules and regulations will accordingly affect Kalera’s operating revenues, operating income and the value of balance sheet items.
The Farm Credit Loan and Security Agreement imposes significant operating and financial restrictions, which may have a material adverse effect on Kalera’s business.
The loan and security agreement dated April 14, 2022, by and among Kalera, Inc., (a wholly owned subsidiary of Kalera AS), as borrower, the guarantors party thereto from time to time, and Farm Credit of Central Florida, ACA, as lender (the “Farm Credit Loan and Security Agreement”), imposes significant operating and financial restrictions, including, but not limited to:
•incurring additional debt;
•making investments;
•merging, dissolving, liquidating or consolidating, or selling, transferring, licensing, leasing or disposing of all or substantially all of our assets;
•making dividends and distributions;
•entering into transactions with affiliates;
•selling, transferring, licensing, leasing or disposing of certain assets;
•engaging in any material line of business substantially different from those lines of business conducted by us on the date of the Farm Credit Loan and Security Agreement;
•agreeing to certain restrictions on the ability of subsidiaries to make payments to our company, to transfer property to our company, to guarantee our indebtedness or to become a loan party under the Farm Credit Loan and Security Agreement;
•agreeing to certain restrictions on the ability to create liens; and
•creating liens or using assets as security in other transactions.
As a result of such agreement, Kalera is limited as to how it may conduct business and accordingly, such agreement may result in a material adverse effect on Kalera’s financial condition and results of operations. Kalera or its subsidiaries may enter into additional agreements which may include similar restrictions as those referenced above. The terms of any future indebtedness could include more restrictive covenants. There can be no assurance that Kalera will be able to maintain compliance with these covenants or the debt service obligations associated with its indebtedness, and, if it fails to do so, there can be no assurances that it will be able to obtain waivers from the applicable lenders or investors and/or amend any of these arrangements. Moreover, the obligations under the Farm Credit Loan and Security Agreement are secured and the lender thereunder will have a claim against the assets securing the related debt obligations of Kalera, Inc. that will have priority to claims of Kalera equity securityholders generally. Additionally, the Farm Credit Loan and Security Agreement is required to be guaranteed by certain subsidiaries of Kalera (excluding Kalera Real Estate Holdings, LLC), effectively providing for claims against such subsidiaries which are structurally senior to Kalera equity securityholders generally. Future financing arrangements will likely have similar guarantee, collateral and other restrictive terms that may have a material adverse impact on the value of Kalera’s securities.

For more information see “Kalera’s Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Farm Credit Loan and Security Agreement.”
The terms of the Secured Convertible Bridge Promissory Note may have a negative impact on Kalera’s business and the value of Kalera’s securities and may result in substantial dilution to Kalera’s equity securityholders.
On March 4, 2022, Kalera entered into the Secured Convertible Bridge Promissory Note. The agreement provides for certain terms which may have a negative impact on Kalera’s business. Obligations under such agreement mature within one year of the applicable drawdown date and carry a 10% pre-payment premium, if the pre-payment is effected prior to the consummation of the Business Combination.
The obligations under the Secured Convertible Bridge Promissory Note are secured and the creditors thereunder will have a claim against the assets securing the related debt obligations that will have priority to claims of Kalera equity securityholders generally. Additionally, the Secured Convertible Bridge Promissory Note is guaranteed by certain subsidiaries of Kalera, effectively providing for claims against such subsidiaries which are structurally senior to Kalera equity securityholders generally.
The Secured Convertible Bridge Promissory Note is convertible into Kalera ordinary shares, subject to certain terms and conditions, which may result in dilution to Kalera equity securityholders.
For more information, please see “Certain Relationships and Related Person Transactions—Kalera Related Person Transactions—Secured Convertible Bridge Promissory Note” for more information.
Risks Relating to Irish Law
Kalera is incorporated in Ireland; Irish law differs from the laws in effect in the United States and may afford less protection to our shareholders.
Kalera is an Irish incorporated public limited company. There is some uncertainty as to whether the courts of Ireland would recognize or enforce judgments of U.S. courts obtained against us or our directors or officers based on the civil liabilities provisions of the U.S. federal or state securities laws or hear actions against us or those persons based on those laws. The U.S. and Ireland do not currently have a treaty providing for the reciprocal recognition and enforcement of judgments (other than arbitration awards) in civil and commercial matters, and, accordingly, common law rules apply in determining whether a judgment obtained in a U.S. court is enforceable in Ireland. Although there are processes under Irish law for enforcing a judgment of a U.S. court, including by seeking summary judgment in a new action in Ireland, those processes are subject to certain established principles and conditions, and there can be no assurance that an Irish court would enforce a judgment of a U.S. court in this way and thereby impose civil liberty on us or our directors or officers.
As an Irish company, we are governed by the Irish Companies Act and the common law of Ireland, which differs in some material respects from laws generally applicable to U.S. corporations and shareholders, including, among others, differences relating to interested director and officer transactions and shareholder lawsuits. Likewise, the duties of directors and officers of an Irish company generally are owed to the company only. Shareholders of Irish companies generally do not have a personal right of action against directors or officers of the company and may exercise such rights of action on behalf of the company only in limited circumstances. Accordingly, holders of our securities may have more difficulty protecting their interests than would holders of securities of a corporation incorporated in a jurisdiction of the U.S.
In certain limited circumstances, dividends paid by Kalera may be subject to Irish dividend withholding tax.
Kalera does not intend to pay dividends on Kalera ordinary shares in the foreseeable future. If Kalera were to declare and pay dividends, in certain limited circumstances, Irish dividend withholding tax (currently at a rate of 25%) may arise in respect of dividends paid on the Kalera ordinary shares. A number of exemptions from dividend withholding tax exist such that shareholders resident in the U.S. and other exempt countries may be entitled to exemptions from dividend withholding tax.

Submission will be made to the Irish Revenue Commissioners to confirm that shareholders resident in the U.S. that hold their Kalera ordinary shares through DTC will not be subject to dividend withholding tax, provided the addressees of the beneficial owners of such Kalera ordinary shares in the records of the brokers holding such Kalera ordinary shares are recorded as being in the U.S. (and such brokers have further transmitted the relevant information to a qualifying intermediary appointed by Kalera). It is expected that this confirmation should be granted. However, other holders of Kalera ordinary shares may be subject to dividend withholding tax, which could adversely affect the price of their Kalera ordinary shares.
After the transactions, dividends received by Irish residents and certain other shareholders may be subject to Irish income tax.
Shareholders entitled to an exemption from Irish dividend withholding tax on dividends received from Kalera will not be subject to Irish income tax in respect of those dividends unless they have some connection with Ireland other than their shareholding in Kalera (for example, they are resident in Ireland). Shareholders who receive dividends subject to Irish dividend withholding tax will generally have no further liability to Irish income tax on those dividends.
Kalera ordinary shares or Kalera Warrants received by means of a gift or inheritance could be subject to Irish capital acquisitions tax.
Irish capital acquisitions tax (“CAT”) could apply to a gift or inheritance of Kalera ordinary shares or Kalera Warrants irrespective of the place of residence, ordinary residence or domicile of the parties. This is because Kalera ordinary shares and Kalera Warrants will be regarded as property situated in Ireland. The person who receives the gift or inheritance has primary liability for CAT. Gifts and inheritances passing between spouses are exempt from CAT. Children have a tax-free threshold of €335,000 in respect of taxable gifts or inheritances received from their parents.
It is recommended that each shareholder consult his or her own tax advisor as to the tax consequences of holding Kalera ordinary shares and Kalera Warrants in, and receiving distributions from, Kalera.
Provisions in the Kalera Articles and under Irish law could make an acquisition of Kalera more difficult, may limit attempts by Kalera shareholders to replace or remove Kalera’s management, may limit shareholders’ ability to obtain a favorable judicial forum for disputes with Kalera or Kalera’s directors, officers, or employees, and may limit the market price of the Kalera ordinary shares and/or Kalera Warrants.
Provisions in the Kalera Articles may have the effect of delaying or preventing a change of control or changes in Kalera’s management. The Kalera Articles include provisions that:
•require that Kalera’s board of directors is classified into three classes of directors with staggered three-year terms;
•permit the board of directors to establish the number of directors and fill any vacancies and newly created directorships; and
•prohibit shareholder action by written consent without unanimous approval of all holders of Kalera ordinary shares.
The Kalera Articles contain exclusive forum provisions for certain claims, which could limit Kalera’s shareholders’ ability to obtain a favorable judicial forum for disputes with Kalera or Kalera’s directors, officers or employees.
The Kalera Articles provide that unless Kalera consents in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Exchange Act or the Securities Act (the “Federal Forum Provision”). Moreover, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Kalera’s decision to adopt the Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While there can be no assurance that federal or state courts will follow the holding of the Delaware Supreme Court or determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by Kalera’s shareholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court.
Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder and the Kalera Articles confirm that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Exchange Act. Accordingly, actions by Kalera’s shareholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal court.
Any person or entity purchasing or otherwise acquiring or holding any interest in any of Kalera’s securities shall be deemed to have notice of and consented to Kalera’s exclusive forum provisions, including the Federal Forum Provision. Additionally, Kalera’s shareholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder. These provisions may lead to Kalera’s shareholders incurring increased costs if they were to bring a claim against Kalera, and may limit Kalera’s shareholders’ ability to bring a claim in a judicial forum they find favorable for disputes with Kalera or Kalera’s directors, officers, or other employees, which may discourage lawsuits against Kalera and Kalera’s directors, officers, and other employees and agents. Alternatively, if a court were to find the choice of forum provision contained in the Kalera Articles to be inapplicable or unenforceable in an action, Kalera may incur additional costs associated with resolving such action in other jurisdictions, which may have an adverse effect on Kalera’s business, financial condition and results of operations.
As a matter of Irish law, Kalera’s shareholders are bound by the provisions of the Kalera Articles. An Irish court would be expected to recognize the exclusive jurisdiction of the federal district courts of the United States of America in respect of causes of action arising under the Exchange Act or the Securities Act.
As an Irish public limited company, certain capital structure decisions regarding Kalera will require the approval of the shareholders of Kalera, which may limit Kalera’s flexibility to manage its capital structure.
Irish law generally provides that a board of directors may allot and issue shares (or rights to subscribe for or convert into shares) if authorized to do so by a company’s constitution or by an ordinary resolution. Such authorization may be granted for up to the maximum of a company’s authorized but unissued share capital and for a maximum period of five years, at which point it must be renewed by another ordinary resolution. The Kalera Articles authorizes the Board of Directors of Kalera to allot shares up to the maximum of Kalera’s authorized but unissued share capital for a period of five years from the date of adoption of such articles. This authorization will need to be renewed by ordinary resolution upon its expiration and at periodic intervals thereafter. Under Irish law, an allotment authority may be given for up to five years at each renewal, but governance considerations may result in renewals for shorter periods or for less than the maximum permitted number of shares being sought or approved.
While Irish law also generally provides shareholders with pre-emptive rights when new shares are issued for cash, it is possible for the Kalera Articles, or for shareholders of Kalera in a general meeting, to exclude such pre-emptive rights. The Kalera Articles exclude pre-emptive rights for a period of five years from the date of adoption of such articles. This exclusion will need to be renewed by special resolution upon its expiration and at periodic intervals thereafter. Under Irish law, a disapplication of pre-emption rights may be authorized for up to five years at each renewal, but governance considerations may result in renewals for shorter periods or for less than the maximum permitted number of unissued shares being sought or approved.
Irish law requires Kalera to have available “distributable profits” to pay dividends to shareholders and generally to make share repurchases and redemptions.
Under Irish law, Kalera may only pay dividends and make other distributions (and, generally, make share repurchases and redemptions) only out of distributable reserves. Distributable reserves, broadly means, the accumulated realized profits of Kalera, so far as not previously utilized in a distribution or capitalization less accumulated realized losses, so far as not previously written off in a reduction or reorganization of capital, and include reserves created by way of a reduction of capital. In addition, no dividend may be paid or other distribution, share repurchase or redemption made by Kalera unless the net assets of Kalera are equal to, or exceed, the aggregate of Kalera’s called up share capital plus its un-distributable reserves and the dividend or other distribution, share repurchase or redemption does not reduce Kalera’s net assets below such aggregate. Un-distributable reserves include the un-denominated capital, the capital redemption reserve fund and the amount by which Kalera accumulated unrealized profits, so far as not previously utilized by any capitalization exceed Kalera’s accumulated unrealized losses, so far as not previously written off in a reduction or reorganization of capital and any other reserve that Kalera is prohibited from distributing by applicable law.
The determination as to whether or not Kalera has sufficient distributable reserves to fund a dividend must be made by reference to the “relevant financial statements” of Kalera. The “relevant financial statements” are either the last set of unconsolidated annual audited financial statements or unaudited financial statements properly prepared in accordance with the Irish Companies Act, which give a “true and fair view” of Kalera’s unconsolidated financial position in accordance with accepted accounting practice in Ireland. The “relevant financial statements” must be filed in the Companies Registration Office (the official public registry for companies in Ireland) prior to the making of the distribution.
Kalera, as a new parent company with no operational history, has no distributable profits of its own. Accordingly, in order to pay dividends or make other distributions, share repurchases or redemptions, Kalera will need to generate distributable profits from its business activities or otherwise create distributable profits by alternative means, including a reduction of capital.
Creation of distributable reserves requires the approval of Kalera shareholders by special resolution passed at a general meeting of shareholders, together with the sanction of the High Court of Ireland. Although the creation of distributable reserves in this manner is an established mechanism, the sanction of the High Court of Ireland is discretionary and there is no guarantee it will be granted.
In the event that distributable reserves of Kalera are not, for whatever reason, generated from its business activities or created by alternative means, no dividends may be paid or other distributions, share repurchases or redemptions made by Kalera. Kalera does not anticipate paying any dividends for the foreseeable future. There can be no assurances that Kalera will ever pay any dividend or other distribution to shareholders, regardless of whether Kalera has sufficient distributable reserves.
Attempted takeovers of Kalera are subject to the Irish Takeover Rules and will be under the supervisory jurisdiction of the Irish Takeover Panel.
Kalera is subject to the Irish Takeover Rules, which regulate the conduct of takeovers of, and certain other relevant transactions affecting, Irish incorporated public limited companies listed on certain stock exchanges, including Nasdaq. The Irish Takeover Rules are administered by the Irish Takeover Panel, which has supervisory jurisdiction over such transactions. Among other matters, the Irish Takeover Rules operate to ensure that no offer is frustrated or unfairly prejudiced and, in situations involving multiple bidders, that there is a level playing field. For example, pursuant to the Irish Takeover Rules, the Kalera board will not be permitted, without shareholder approval, to take certain actions which might frustrate an offer for Kalera shares once the Kalera board has received an approach that might lead to an offer or has reason to believe that an offer is, or may be, imminent.
Under the Irish Takeover Rules, a person, or persons acting in concert, who acquire(s), or consolidate(s), control of Kalera may be required to make a mandatory cash offer for the remaining shares of Kalera.
Under the Irish Takeover Rules, in certain circumstances, a person, or persons acting in concert, who acquire(s), or consolidate(s), control of Kalera may be required to make a mandatory cash offer for the remaining shares of Kalera at a price not less than the highest price paid for the shares by that person or its concert parties during the previous 12 months. Save with the consent of the Irish Takeover Panel, this mandatory offer requirement is triggered: (i) if an acquisition of shares would result in a person or persons acting in concert holding shares representing 30% or more of the voting rights of Kalera and (ii) where a person, or persons acting in concert, already hold(s) shares representing between 30% and 50% of the voting rights of Kalera, if an acquisition of shares would result in the percentage of the voting rights of Kalera held by such person, or persons acting in concert, increasing by more than 0.05% within a 12-month period. In the case of an issuance of new shares, the Irish Takeover Panel will typically waive the mandatory offer requirement in circumstances where the issuance has been approved in advance by simple majority vote given at a general meeting of independent Kalera shareholders convened in accordance with the requirements (including as to disclosure) of the Irish Takeover Rules. The mandatory offer requirements do not apply to a single holder, holding shares representing more than 50% of the voting rights of Kalera.
Anti-takeover provisions in the Kalera constitution could make an acquisition of Kalera ordinary shares more difficult.
The Kalera Articles contain provisions that may delay or prevent a change of control, discourage bids at a premium over the market price of Kalera ordinary shares, adversely affect the market price of Kalera ordinary shares, and adversely affect the voting and other rights of holders of Kalera ordinary shares. These provisions include: (i) permitting the Kalera board of directors to issue preference shares without the approval of holders of Kalera ordinary shares, with such rights, preferences and privileges as they may designate and (ii) allowing the Kalera board of directors to adopt a shareholder rights’ plan upon such terms and conditions as it deems expedient in the interests of Kalera.
Risks Relating to Kalera’s Business and the Industry in Which it Operates
Kalera is in an early commercial phase, and is highly dependent on a successful roll-out and commercialization of its products.
Kalera is in an early commercial phase, and is highly dependent on succeeding with its roll-out and commercialization strategy in order to deliver future operating profits. In 2020, Kalera started to execute a strategy for rapid capacity expansion based on installing and operating large-scale production facilities allowing it to target and expand its customer base to large US regional and national accounts such as grocery chains, distributors and contract food service companies. Kalera has until recently solely been present in the US produce market, with a roll-out and commercialization plan for establishing its business throughout the US, by building new large-scale production facilities in US cities and areas that it currently is not present in and that provide attractive markets. Through the acquisition (the “&ever Acquisition”) of the vertical farming company &ever GmbH (“&ever”) in October 2021, and the purchase of NOX Culinary General Trading Company LLC’s 50% remaining interest in &ever Middle East Holding Ltd. (“&ever ME”) to own 100% of &ever ME, Kalera has also added operations in Germany, Kuwait and Singapore. Going forward, Kalera is seeking to further expand its US and international operations.
Kalera’s failure to execute its roll-out and commercialization strategy or to manage its growth effectively could adversely affect its business, financial condition, results of operations, cash flow and/or prospects. In addition, there can be no guarantee that even if Kalera successfully implements its strategy, it would result in Kalera achieving its business and financial objectives, taking advantage of market opportunities, satisfying customer requirements or securing additional customer commitments, any of which could adversely affect Kalera’s business, financial condition and results of operations. Indeed, as vertical farming itself is a relatively new concept, the industry and Kalera’s markets may fail to grow or grow more slowly than expected. Kalera’s management team will review and evaluate the business strategy with the board of directors on a regular basis, and Kalera may decide to alter or discontinue elements of its business strategy and may adopt alternative or additional strategies in response to the operating environment or competitive situation or other factors or events beyond its control.
Kalera lacks useful financial information for the accurate estimation of its future capital expenditures and unit economics.
As a result of Kalera being in an early commercial phase, there is a lack of useful financial information for the accurate estimation of future capital expenditures and unit economics. This applies in particular to Kalera’s Orlando, Atlanta, Houston, Denver, and Kuwait facilities, which commenced operations in February 2020, September 2021 (post electrical component upgrades), October 2021, April 2022 and March 2020 respectively, and on which its estimates of capital expenditure and unit economics for new facilities are based. Any failure by Kalera to estimate its capital expenditure and unit economics accurately could limit its ability to implement its roll-out and commercial strategy and to accurately forecast future cash flow needs. In addition, the economics for new facilities can also be subject to adverse changes or developments affecting any new facilities and that could impair Kalera’s ability to produce the business results and prospects as expected. Such adverse changes and developments include, but are not limited to, natural disasters, fire, power interruptions, disease outbreaks or pandemics (such as COVID-19), or changes in customer demand.
Kalera is an early stage company with a history of losses and expects to continue to incur losses going forward.
Kalera is an early stage company and has incurred significant operating losses since its incorporation. Historically, Kalera has financed its operations mainly through the sale of equity securities and in part through diverse financing arrangements. Going forward, Kalera expects to continue to incur operating losses for the foreseeable future and no assurances can be given on when, or if at all, Kalera will achieve profitability from its operations. The extent of Kalera’s losses going forward will depend, in part, on its future expenses and its ability to generate revenue. Achieving profitability is dependent on a number of factors, amongst others, Kalera succeeding with its roll-out and commercialization strategy, but also the operating environment, the competitive environment and other factors or events beyond its control.
Kalera expects the rate at which it will incur losses to be significantly higher in future periods as it:
•expands its commercial production capabilities and incurs construction costs associated with building its facilities;
•completes the buildout of its facilities in Honolulu, Columbus, Seattle, St Paul, and Singapore;
•identifies and invests in future growth opportunities, including new or expanded facilities and new product lines and potentially undertaking future acquisitions such as the &ever acquisition;
•integrates the business of &ever;
•increases its spending on research, innovation and development;
•increases its expenditures associated with its supply chain;
•increases its sales and marketing activities to increase brand awareness and the sales of its products and develops its distribution infrastructure; and
•incurs additional general and administrative expenses, including increased finance, legal and accounting expenses, to support its growing operations and infrastructure.
The abovementioned efforts may be more expensive than Kalera currently estimates or such investments may not result in additional or commensurately higher revenue, which would further increase its losses. In addition, its revenue growth may slow or decline for a number of other reasons, including reduced demand for its products, increased competition, a decrease in the growth or reduction in size of its overall market, the impacts to its business from the COVID-19 pandemic, or if Kalera cannot capitalize on growth opportunities. Kalera may never succeed in becoming profitable and, even if it does, it may never generate revenue or sustainable income that is significant enough to maintain profitability. Should any of these risks materialize, it could have a material and adverse effect on its business, financial condition, results of operations, cash flows, time to market and prospects.
Kalera’s business may suffer if it does not achieve the anticipated benefits of the &ever Acquisition.
Kalera expects to achieve certain benefits as a result of the &ever Acquisition. There can be no assurances that Kalera will realize the expected benefits currently anticipated from the &ever Acquisition or that &ever will perform according to Kalera’s projections following the &ever Acquisition. A failure to achieve any of the anticipated benefits of the &ever Acquisition or a failure of &ever to perform according to Kalera’s projections could adversely affect Kalera’s business, financial condition and results of operations.

Kalera may be unable to successfully integrate &ever in order to realize the anticipated benefits of the &ever Acquisition or do so within the intended time frame.
Kalera will be required to devote significant management attention and resources to integrating the business practices and operations of &ever with Kalera. This integration may prove to be more difficult, costly and time-consuming than expected, which could cause us not to realize some or all of the anticipated benefits from the &ever Acquisition. Potential difficulties we may encounter as part of the integration process include the following:
•any delay in the integration of management teams, strategies, operations, products and services;
•diversion of the attention of management of Kalera or &ever as a result of the &ever Acquisition;
•differences in business backgrounds, corporate cultures and management philosophies that may delay successful integration;
•the ability to retain key employees;
•potential unknown liabilities and unforeseen increased expenses or delays associated with the &ever Acquisition, including costs to integrate &ever beyond current estimates; and
•the disruption of, or the loss of momentum in, either Kalera’s or &ever’s ongoing operations or inconsistencies in standards, controls, procedures and policies.
Any of these factors could adversely affect &ever’s ability to maintain relationships with customers, suppliers, employees and other constituencies or Kalera’s ability to achieve the anticipated benefits of the &ever Acquisition or could reduce earnings or otherwise adversely affect Kalera’s business, financial condition and results of operations after the &ever Acquisition.
Kalera’s growth plans depend on deploying new production facilities, which will require significant expenditures and may be subject to delays in construction and unexpected costs due to governmental approvals and permitting requirements, reliance on third parties for construction, delays relating to material delivery and supply chains, and fluctuating material prices.
Kalera’s build-out of new production facilities will be dependent on a number of key inputs and their related costs including materials such as steel, aluminum, plastic materials, electronic components, horticultural lights, and other supplies, as well as access to electricity, internet, and other local utilities. Any significant interruption or negative change in the availability or economics of the supply chain for key inputs for new facility build-out could materially impact Kalera's business, financial condition and operating results. Kalera plans to rely on local contractors for the building of its production facilities. If Kalera or its contractors encounter unexpected costs, delays or other problems in building any production facility, Kalera’s financial position and ability to execute on its growth strategy could be negatively affected. Any inability to secure required materials and services to build out such facility, or to do so on appropriate terms, could have a materially adverse impact on Kalera's business, financial condition and operating results. Kalera may also face unexpected delays in obtaining the required governmental permits and approvals in connection with the build-out of its planned facilities which could require significant time and financial resources and delay its ability to operate these facilities.
The costs to procure such materials and services to build new facilities may fluctuate widely based on the impact of numerous factors beyond the Kalera's control including, international, economic and political trends, foreign currency fluctuations, expectations of inflation, global or regional consumptive patterns, speculative activities and increased or improved production and distribution methods.
COVID-19 continues to impact worldwide economic activity, and the governments of many countries, states, cities and other geographic regions have taken preventative or protective actions, which are creating disruption in global supply chains such as closures or other restrictions on the conduct of business operations of manufacturers, suppliers and vendors. The recovery from COVID-19 also may have risks in that increased economic activity globally or regionally may result in high demand for, and constrained access to, materials and services required for

Kalera to construct and commission new facilities, which may lead to increased costs or delays that could materially and adversely affect Kalera’s business.
Global demand on shipping and transport services may cause delays in key input supply, which could impact Kalera’s ability to obtain materials or build its production facilities in a timely manner. These factors could otherwise disrupt the Group's operations and could negatively impact its business, financial condition and results of operations. Logistical problems, unexpected costs, and delays in production facility construction, whether or not caused by the COVID-19 pandemic, which cannot be directly controlled by Kalera, may cause prolonged disruption to or increased costs of third-party transportation services used to ship materials, which could negatively affect the Kalera’s facility building schedule, and more generally its business, financial condition, results of operations and prospects. If Kalera experiences significant unexpected delays in construction, it may have to delay or limit its growth depending on the timing and extent of the delays, which could harm Kalera’s business, financial condition and results of operation.
Inflation and increases in operating costs could materially and adversely impact Kalera’s business, financial position, results of operations, and cash flows.
The cost of producing and supplying Kalera’s products is affected by many factors, some of which can be volatile and some of which may be challenging. The cost of producing and supplying Kalera’s products could be impacted by significant inflation in labor, raw materials, energy and other items necessary to produce and supply our products. Kalera may not be able to increase prices to pass through all cost inflation or to improve its productivity sufficiently to nullify such impact of cost inflation, which could have a material adverse impact on Kalera’s business, financial condition, results of operations, and cash flows.
A delay in the completion of, or cost overruns in relation to, the construction of new facilities may affect Kalera’s ability to achieve its operational plan and full schedule of production, thereby adversely impacting Kalera’s business and results of operations.
As of the date of this filing on Form 10Q, Kalera has three large-scale facilities under construction which are expected to be completed during 2022 and 2023. For the large-scale facilities, Kalera leases buildings but bears the cost associated with customizing the buildings for its vertical farming operations. For customizing the buildings, Kalera relies on third party constructors and other service providers. Any delay by such third parties in the completion of construction may result in a decrease in revenues expected to be received by Kalera from operations as a result of the commencement of full-scale operations on a date later than originally expected, thereby adversely impacting Kalera’s business and results of operations, especially if completion of construction is delayed on several large-scale production facilities at the same time. The construction of new facilities is also subject to other risks that may cause delays or cost overruns, including issues tied to material delivery, supply chains, fluctuating material prices, transportation services, electricity and other local utilities. These risks may in turn cause disruptions to operations and the need to implement changes in production to adapt to such delays, including the commissioning of systems before final completion, all of which could have a material adverse effect on production and Kalera’s business, results of operations, cash flows, financial condition and/or prospects.
Production ramp-up time is dependent on a number of factors, all of which may affect full schedule of production and yields achieved
Kalera currently has five large-scale facilities in operation, all in production ramp-up phase. The estimated time it takes to ramp-up the production and the production yields achieved are subject to several factors, some of which are beyond Kalera’s control. For example, COVID-19, which significantly impacted the foodservice industry in Central Florida and beyond, resulted in lower production needs. As a consequence, Kalera may have to slow down the ramp-up of its production from a large-scale facility and Kalera may also need to alter the proportion or production that is planned for either the retail market or the food service industry.
Obtaining good production yields, is dependent on a number of factors, where the most important is achieving good environmental conditions at the facilities, hereunder temperature, humidity and sufficient airflow. Additional factors include supplying adequate light to the crops, water, and fertilizers. Climate control, air flow, lighting, water treatment, irrigation, and nutrient dosage equipment may break down due to several possible causes, some of which are beyond Kalera’s control. Returning down equipment back to operation after a breakdown event may be delayed due to slow response time by manufacturers, suppliers, dealers, or repair service providers and/or by delayed availability of replacement parts.
Ramping up and maintaining strong production yields is also dependent on availability and development of a trained work force. Lack of a trained work force may negatively affect production ramp-up plans and yields achieved.
Should the production ramp-up phase take longer than projected at one or several facilities or if Kalera does not succeed in obtaining strong production yields, this could have a material adverse effect on production and Kalera’s business, results of operations, cash flows, financial condition and/or prospects.
The industry in which Kalera operates is highly competitive and Kalera may not be able to compete successfully in such industry.
Kalera competes in an industry still under establishment that is increasingly competitive. The competition is comprised of both traditional farming and companies in CEA. Kalera expects to continue to experience competition from both existing and new competitors, some of which are more established and who may have (i) greater capital and/or commercial, marketing and technical resources, (ii) longer operating histories and/or (iii) superior brand recognition. Kalera’s competitors may be able to adapt more quickly to new or emerging technologies, changes in customer requirements and changes in the regulatory environment. In addition, current and potential competitors have established or may establish financial or strategic relationships among themselves or with existing or potential customers or other third parties. Accordingly, new competitors or alliances among competitors could emerge and rapidly acquire significant market share. Kalera’s competitors may also improve their relative competitive position by successfully introducing new products or products that can be substituted for Kalera’s products, improving their production processes, or expanding their capacity or production capabilities. This could put pressure on Kalera to reduce its prices, resulting in lower profitability or, in the alternative, cause Kalera to lose market share if Kalera fails to reduce prices. If Kalera is unable to keep pace with its competitors’ product and manufacturing process innovations or cost position, it could harm Kalera’s results of operations, financial condition and cash flows.
Further, Kalera believes that competitive pressure will likely increase as early entrants into the market start to show revenue growth and profitability. If Kalera is unable to remain competitive, this could have a material adverse effect on its revenues, profitability, liquidity, cash flow, financial positions and/or prospects.
If Kalera fails to develop and maintain its brand, its business could suffer.
Kalera’s continuing mission is to build an iconic vertical farming brand that is focused on sustainable and technology driven agriculture. Kalera’s success depends on its ability to maintain and grow the value of the Kalera brand. Maintaining, promoting and positioning Kalera’s brand and reputation will depend on, among other factors, the success of Kalera’s product offerings, food safety, quality assurance, marketing and merchandising efforts, Kalera’s continued focus on the environment and sustainability and Kalera’s ability to provide a consistent, high-quality consumer and customer experience. If Kalera is unable to promote its brand successfully or if its competitors’ marketing efforts are more effective, Kalera could fail to capture market share. In addition, any negative publicity, regardless of its accuracy, could impair Kalera’s business.
There can be no assurance that Kalera’s products will always comply with the standards set for its products. In addition, Kalera has no control over its products once purchased by consumers. Accordingly, consumers may use Kalera’s products in a manner that is inconsistent with Kalera’s directions or store Kalera’s products for long periods of time, which may adversely affect the quality and safety of Kalera’s products. If consumers do not perceive Kalera’s products to be safe or of high quality, then the value of Kalera’s brand would be diminished, and its business, results of operations and financial condition would be adversely affected. Real or perceived quality or food safety concerns or failures to comply with applicable food regulations and requirements, whether or not ultimately based on fact and whether or not involving Kalera (such as incidents involving Kalera’s competitors) may have a substantial and adverse effect on Kalera’s brand, reputation and operating results.

Further, the growing use of social and digital media by Kalera, Kalera’s customers and third parties increases the speed and extent that information or misinformation and opinions can be shared. Negative publicity about Kalera, Kalera’s partners, any person associated with Kalera, including board members and key employees and/or Kalera’s products on social or digital media, or in general, could seriously damage Kalera’s brand and reputation. Brand value is based on perceptions of subjective qualities, and any incident that erodes the trust and loyalty of Kalera’s consumers, customers or distributors, including adverse publicity or a governmental investigation, litigation or regulatory enforcement action, could significantly reduce the value of Kalera’s brand and significantly damage its business. If Kalera does not achieve and maintain a favorable perception of its brand, its business, financial condition and results of operations could be adversely affected.
Kalera’s success, competitive position and future revenues will depend in part on its ability to further develop and protect its intellectual property and know-how.
Kalera’s intellectual property mainly relates to production processes and methods, plant nutrient mixture formulas, custom hardware, software code, and its trademarks. Our intellectual property forms the foundation of Kalera and drives the key elements of the business strategy. Any failure by Kalera in protecting its intellectual property rights adequately could result in its competitors offering similar products, potentially resulting in the loss of some of its competitive advantage and a decrease in its revenue which would adversely affect its business, prospects, financial condition, operating results and/or prospects. Kalera’s success depends, at least in part, on its ability to further develop and protect its intellectual property. Kalera relies on a combination of patents, trade secrets, including know-how, limiting access to key information, confidentiality provisions in agreements, confidentiality procedures and IT security to protect its intellectual property rights. Kalera cannot give any assurance that the measures implemented to protect intellectual property rights will give satisfactory protection, that its intellectual property rights can be successfully defended and asserted in the future or that third parties will not infringe upon or misappropriate any such rights. Adequate remedies may not be available in the event of an unauthorized use or disclosure of its production expertise or proprietary plant science. Intellectual property disputes and proceedings and infringement claims could be burdensome and may result in a significant distraction for management and significant expense. Whether or not measures to secure the intellectual property and other confidential information are successful, such information may still become known to existing or new competitors or be independently developed. Kalera’s failure to process, obtain or maintain adequate protection of its intellectual property rights for any reason, may have a material adverse effect on Kalera’s business, results of operations, financial condition and/or prospects.
Where Kalera believes patent protection is not appropriate or obtainable, Kalera relies on trade secrets to protect some of its technology and proprietary information. However, trade secrets can be difficult to protect. The misappropriation or other activities that may compromise Kalera’s trade secrets may lead to a reduction or loss of its competitive advantages resulting from such trade secrets. Further, litigating a claim that a third party had misappropriated Kalera’s trade secrets would be expensive and time consuming, and the outcome may be unpredictable. Moreover, if Kalera’s competitors independently develop similar knowledge, methods and know-how, it will be difficult for Kalera to enforce its rights and its business could be harmed.
Further, Kalera may be required to make significant capital investments into the research and development of production methods, plant nutrient mixture formulas, custom hardware and software codes and other intellectual property as Kalera develops, improves and scales its processes, technologies and products, and failure to fund and make these investments, or underperformance of the technology funded by these investments, could severely impact Kalera’s business, financial condition, results of operations and prospects.
Kalera currently relies on a limited number of facilities for all of its operations.
As of the date of this filing of Form 10Q, Kalera has five large-scale facilities in operation. Adverse changes or developments affecting any of these facilities could impair its ability to produce its products and fulfill its contractual obligations. Any shutdown or period of reduced production at a single facility, which may be caused by regulatory noncompliance or other issues, as well as other factors beyond its control, such as severe weather conditions, natural disaster, fire, power interruption, work stoppage, disease outbreaks or pandemics (such as COVID-19), equipment failure or delay in supply delivery, would significantly disrupt its ability to grow and deliver its produce in a timely manner, meet its contractual obligations and operate its business. As an example, Kalera’s

Atlanta facility experienced intermittent faults on electrical components that drive the grow lights. The intermittent outages forced delays in shipments to new customers, which negatively impacted revenues in May, June, and July 2021.
The equipment in Kalera’s facilities is costly to replace or repair, and its equipment supply chains may be disrupted in connection with pandemics, such as COVID-19, trade wars or other factors. If any material amount of its machinery were damaged, it would be unable to predict when, if at all, Kalera could replace or repair such machinery or find suitable alternative machinery, which could adversely affect its business, financial condition, results of operations and prospects. Any insurance coverage that Kalera has acquired may not be sufficient to cover all of its potential losses and may not continue to be available to it on acceptable terms, or at all.
Kalera’s commercial success is dependent on its ability to enter into produce distribution agreements and other agreements with third parties.
Kalera’s large-scale production facilities generally serve customers within a 300-mile radius of the relevant facility. As Kalera continues its roll-out plan by building new facilities, Kalera may be dependent on entering into new produce distribution agreements with new customers located within the target radius or renegotiating existing produce distribution agreements to also cover such new areas. Should Kalera be unsuccessful in entering into new produce distribution agreements, this could in turn have a material adverse effect on its business, results of operations, financial condition and/or prospects.
Kalera uses a limited number of distributors and large retailers for the substantial majority of its sales, and if it experiences the loss of one or more of its distributors or large retailers and cannot replace them in a timely manner, Kalera’s results of operations may be adversely affected.
Many customers purchase Kalera’s products through food distributors which purchase, store, sell, and deliver its products to food service providers or retailers. Alternatively, some large retail customers may purchase products directly from Kalera. For the six months ended June 30, 2022, Kalera’s largest customers in terms of their respective percentage of our sales included the following: Publix (26%), H-E-B Grocery (16%), Kroger (10%), Sysco (9%), Harvill’s Produce Co. (6%), and US Foods (5%). For the foreseeable future, Kalera expects that most of its sales will be made through a core number of distributors or directly to a core number of large retailers. Kalera does not have short-term or long-term commitments or minimum purchase volumes in its contracts with the distributors or large retailers that ensure future sales of its products. If Kalera loses one or more of its significant distributors or large retailers and cannot replace the distributor or large retailer or do so in a timely manner, its business, results of operation and financial condition may be materially adversely affected.
Consolidation of customers or the loss of a significant customer could negatively impact Kalera’s sales and profitability.
Supermarkets in North America continue to consolidate. This consolidation has produced larger, more sophisticated organizations with increased negotiating and buying power that are able to resist price increases, as well as operate with lower inventories, decrease the number of brands that they carry and increase their emphasis on private label products, all of which could negatively impact Kalera’s business. The consolidation of retail customers also increases the risk that a significant adverse impact on their business could have a corresponding material adverse impact on Kalera’s business.
The loss of any large customer, the reduction of purchasing levels or the cancellation of any business from a large customer for an extended length of time could negatively impact Kalera’s sales and profitability. Furthermore, as retailers consolidate, they may reduce the number of branded products they offer in order to accommodate private label products and generate more competitive terms from branded suppliers. Consequently, Kalera’s financial results may fluctuate significantly from period to period based on the actions of one or more significant retailers. A retailer may take actions that affect Kalera for reasons that it cannot always anticipate or control, such as their financial condition, changes in their business strategy or operations, the introduction of competing products or the perceived quality of its products. Despite operating in different channels, Kalera’s retailers sometimes compete for the same consumers. Because of actual or perceived conflicts resulting from this competition, retailers may take actions that negatively affect Kalera.

Kalera may face difficulties as it expands its operations into geographical locations in which it has no prior operating experience.
Kalera’s growth strategy includes developing new vertical farming facilities and the expansion of its product lines.
Kalera’s newest facilities include those in Atlanta, Georgia, which began operations in March 2021, Houston, Texas, which began operations in October 2021, and Denver, which began operations in April 2022. Internationally, Kalera’s newest facility is in Kuwait, acquired through the &ever Acquisition, which began operations in March 2020 and continued ramp-up in October 2021 after Kuwait’s COVID-19 related international travel ban had been lifted. Any substantial delay in bringing these facilities up to full production on our current schedule may hinder Kalera’s ability to produce all of the estimated produce and/or achieve its expected financial performance. Even if Kalera’s new facilities are brought up to full production according to our current schedule, they may not provide all of the operational and financial benefits Kalera expects to receive.
Identifying, planning, developing, constructing and finishing new large-scale vertical farming facilities has required and will continue to require substantial time, efforts and resources. Kalera may be unsuccessful in identifying available sites that are conducive to its planned projects, and even if identified, Kalera may ultimately be unable to lease or purchase the land for any number of reasons. Additionally, if Kalera overestimates market demand and expands into new locations too quickly, Kalera may have significantly underutilized assets and may experience reduced profitability. If Kalera does not accurately align capacity at its facilities with demand, its business, financial condition and results of operations could be adversely affected. Kalera intends to further expand its footprint in order to enter into new markets, including new international locations. It may be difficult for Kalera to understand and accurately predict taste preferences and purchasing habits of consumers in these new geographic markets. It is costly to establish, develop and maintain wide ranging operations and develop and promote its brand in multiple markets. As Kalera expands its business into new locations, Kalera may encounter regulatory, legal, personnel, technological and other difficulties that increase its expenses and/or delay its ability to become profitable in such locations, which may have a material adverse effect on its business and brand.
A continued rollout of Kalera’s in-store grow towers and grow boxes is dependent on Kalera being able to reach agreements with new supermarket chains. Further, Kalera may spend time and resources developing facilities at the expense of other appropriate facilities, which may ultimately have been a better selection or more profitable location, or the project start date for new facilities may have to be postponed due to existing facilities and/or other operations and projects requiring more resources than originally estimated.
A key element of Kalera’s growth strategy depends on Kalera’s ability to develop, produce and market new products and improvements to its existing products that meet its standards for quality and appeal to consumer preferences. The success of Kalera’s innovation and product development efforts is affected by its ability to anticipate changes in consumer preferences, the technical capability of its innovation staff in developing and testing product prototypes, including complying with applicable governmental regulations, and the success of its management and sales and marketing teams in introducing and marketing new products. Failure to develop, produce and market new products that appeal to consumers may lead to a decrease in Kalera’s growth, sales and profitability. The development and introduction of new products requires substantial research, development and marketing expenditures, which Kalera may be unable to recoup if the new products do not gain widespread market acceptance. Kalera may invest in product opportunities that are not ultimately successful or profitable. If Kalera is unsuccessful in meeting its objectives with respect to new or improved products, its business could be harmed.
Kalera’s sales and operating results will be adversely affected if it fails to implement our growth strategy successfully or if it invests resources in a growth strategy that ultimately proves unsuccessful as Kalera expands its operations into new geographical locations.
Kalera may not be able to identify suitable acquisition candidates or consummate acquisitions on acceptable terms, and as Kalera acquires companies or technologies in the future, they could prove difficult to integrate, disrupt Kalera’s core business, dilute stockholder value and adversely impact Kalera’s business and operating results and the value of your investment.
As part of Kalera’s business strategy, it regularly evaluates investments in, or acquisitions of, complementary businesses, joint ventures, services, products and technologies. Kalera acquired Vindara, Inc. (“Vindara”) and &ever in 2021. Kalera intends to continue to pursue complementary acquisitions in the future, expand its customer base and provide access to new markets and increase benefits of scale. Acquisitions involve certain known and unknown risks that could cause actual growth or operating results to differ from expectations. For example:
•Kalera may not be able to identify suitable acquisition candidates or to consummate acquisitions on acceptable terms;
•Kalera may pursue additional international acquisitions, which could pose more risks than domestic acquisitions;
•Kalera competes with others to acquire complementary products, technologies and businesses, which may result in decreased availability of, or increased price for, suitable acquisition candidates;
•Kalera may not be able to obtain the necessary financing, on favorable terms or at all, to finance any or all of its potential acquisitions;
•Kalera may ultimately fail to consummate an acquisition even if Kalera announces that it plans to acquire a technology, product or business; and
•acquired technologies, products or businesses may not perform as Kalera expects and Kalera may fail to realize anticipated revenue and profits.
In addition, Kalera’s acquisition strategy may divert management’s attention away from Kalera’s existing business, resulting in the loss of key customers or employees, and expose Kalera to unanticipated problems or legal liabilities, including responsibility as a successor for undisclosed or contingent liabilities of acquired businesses or assets.
If Kalera fails to conduct due diligence on its potential targets effectively, Kalera may, for example, not identify problems at target companies or fail to recognize incompatibilities or other obstacles to successful integration. Kalera’s inability to successfully integrate future acquisitions could impede Kalera from realizing all of the benefits of those acquisitions and could severely weaken its business operations. The integration process may disrupt Kalera’s business and, if new technologies, products or businesses are not implemented effectively, may preclude the realization of the full benefits expected by Kalera, which could harm its results of operations. In addition, the overall integration of new technologies, products or businesses may result in unanticipated challenges, expenses, liabilities and competitive responses. The difficulties integrating an acquisition include, among other things:
•issues in integrating the target company’s technologies, products or businesses with ours;
•incompatibility of marketing and administration methods;
•maintaining employee morale and retaining key employees;
•integrating the cultures of both companies;
•preserving important strategic customer relationships;
•consolidating corporate and administrative infrastructures and eliminating duplicative operations; and
•coordinating and integrating geographically separate organizations.

In addition, even if the operations of an acquisition are integrated successfully, Kalera may not realize the full benefits of the acquisition, including the synergies, cost savings or growth opportunities that Kalera expects. These benefits may not be achieved within the anticipated time frame, or at all. Further, acquisitions may cause Kalera to:
•issue consideration shares or carry out share issues to fund the purchase price for the acquisition, both of which could dilute shareholders’ ownership percentages;
•use a substantial portion of available cash resources;
•increase its interest expense, leverage and debt service requirements if Kalera incurs additional debt to pay for an acquisition;
•assume liabilities for which it does not have indemnification from the former owners; further, indemnification obligations may be subject to dispute or concerns regarding the creditworthiness of the former owners;
•record goodwill and non-amortizable intangible assets that are subject to impairment testing and potential impairment charges;
•experience volatility in earnings due to changes in contingent consideration related to acquisition earn-out liability estimates;
•incur amortization expenses related to certain intangible assets;
•lose existing or potential contracts as a result of conflict of interest issues;
•become subject to adverse tax consequences or deferred compensation charges;
•incur large and immediate write-offs; or
•become subject to litigation.
Consumer satisfaction is important to Kalera’s success, and the lack thereof, may have a material effect on its financial performance.
The market in which Kalera operates is subject to changes in consumer preference, perception and spending habits. Kalera’s products are ultimately sold to consumers which may have different product criteria and expectations with regard to leafy greens, such as, but not limited to, cleanness, pesticide-free, non-GMO, locally grown, nutrient rich, quality in general and price. Failing to meet one or more of such criteria can reduce consumer satisfaction for Kalera’s products, and result in consumers not buying them. Unsatisfied consumers may further generate negative publicity and affect our reputation. Even if Kalera meets one or more of the aforementioned criteria, other factors could result in the consumers not buying our products, amongst others, consumer income and spending habits among consumers, concerns regarding vertical farming as opposed to traditional farming, consumers not being able to differentiate the quality of Kalera’s products from those of its competitors, competitors being able to market and advertise their products towards consumers better, Kalera not being successful in identifying trends in consumer preferences and growing or developing products that respond to such trends in a timely manner, shifts in the perceived value for Kalera products relative to alternatives or consumer confidence in and perception of the safety and quality of our products. Should consumers, for any reason, not buy Kalera’s products, this may impact the willingness of Kalera’s customers, which are predominantly distributors to the foodservice market segment and retailers, to continue to do business with Kalera, which in turn would have a material adverse effect on our business, results of operations, financial condition and/or prospects.
The failure of suppliers to perform their obligations, Kalera’s inability to replace or renew supply agreements when they expire, or disruptions in the supply chain could increase Kalera’s cost of goods sold, interrupt production, result in a loss of customers or damage to Kalera’s reputation, or otherwise adversely affect Kalera’s results of operations.
Aside from the raw materials used in our production process, Kalera’s facilities require certain other materials, such as LED grow lights and racks to be supplied on time and in the correct quantities in order to function properly. If Kalera is unable to secure agreements for the necessary amount of such supplies, if the terms of such agreements are not honored or if a supplier terminates an agreement, Kalera will be required to obtain alternate sources for the relevant materials. Kalera may not be able to obtain these materials in sufficient quantities, on economic terms, or in a timely manner, and Kalera may not be able to enter into long-term supply agreements on terms as favorable to it, if at all. A lack of availability of any such materials could limit Kalera’s production capabilities and prevent Kalera from fulfilling customer orders, and therefore harm its reputation as well as our business, results of operations, financial condition and/or prospects.
For example, Kalera has an arrangement with Signify pursuant to which Signify is the exclusive supplier for LED grow lights for Kalera’s farms. Any inability to maintain or renew this relationship on favorable terms, or at all, could have a material adverse effect on Kalera’s financial condition and results of operations.
In addition, Kalera screens suppliers for quality, if those suppliers are unable to fulfill orders on a timely basis or choose to terminate or otherwise breach contractual arrangements, Kalera may not be able to obtain products from alternate sources or in a timely manner. The loss of one or more significant suppliers or a supplier of certain key products, or a significant change in the business strategies of Kalera’s suppliers, could interrupt production.
Estimates of market opportunity and forecasts of market growth may prove to be inaccurate or not materialize, and even if the market in which Kalera competes achieves the forecasted growth, its business could fail to grow at similar rates, if at all.
According to IndexBox, the global market for lettuce and chicory has seen stable growth with a CAGR of 1.2% from 2007 to 2017, and is projected to continue its stable development, resulting in an increased market volume in the years to come. Projections, market opportunity estimates and estimates on future market growth are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate, particularly in light of the ongoing COVID-19 pandemic and the related economic impact. The variables that go into the calculation of expected market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of customers covered by these market opportunity estimates will purchase our products at all or generate any particular level of revenue for us. Any expansion in Kalera’s market depends on a number of factors, including the cost and perceived value associated with our products and those of Kalera’s competitors. Even if the market in which Kalera competes meets the size estimates and growth forecast, Kalera’s business could fail to grow at the rate anticipated, if at all. Kalera’s growth is subject to many factors, including success in implementing its business strategy, which is subject to many risks and uncertainties.
Failure to retain and motivate Kalera’s senior management may adversely affect its operations and growth prospects.
Kalera’s success relies upon the continued service of certain members of its senior management, particularly those with specialist scientific knowledge such as Dr. Cristian Toma, our Chief Science Officer and Co-Founder, and Dr. Jade Stinson, President and Co-Founder of Vindara. Such executives have been primarily responsible for determining the strategic direction of Kalera’s business and for executing its growth strategy and are integral to its brand, culture and the reputation Kalera enjoys with suppliers, distributors, customers and consumers. The loss of the services of any executives could have a material adverse effect on its business and prospects, as Kalera may not be able to find suitable individuals to replace them on a timely basis, if at all. In addition, any such departure could be viewed in a negative light by investors and analysts, which may cause the price of Kalera’s common stock to decline.
Kalera is reliant on key personnel and the ability to attract new, qualified personnel.
Kalera is highly dependent upon having a highly qualified team and is therefore reliant on key personnel and the ability to retain and attract new, qualified personnel, particularly those with experience in plant science and genetics.

The loss of a key person might impede the achievement of Kalera’s development and commercial objectives. Competition for key personnel with the required competences and experience is intense, and the competition for such personnel is expected to continue to increase. Many of the companies that Kalera competes with for experienced employees have greater resources than Kalera and may be able to offer more attractive terms of employment. There is no assurance that Kalera will be able to recruit the required new key personnel in the future. Any failure to retain or attract such personnel could result in Kalera not being able to successfully implement its strategy, which could have a material and adverse effect on Kalera’s business, financial condition, results of operations, cash flows and/or prospects.
Ingredient, packaging and energy costs are volatile and may rise significantly, which may negatively impact the profitability of Kalera’s business.
Kalera purchases large quantities of raw materials, including seeds, nutrients and growing media. In addition, Kalera purchases and uses significant quantities of cardboard, film and plastic to package its products. Costs of ingredients and packaging are volatile and can fluctuate due to conditions that are difficult to predict, including global competition for resources, weather conditions, consumer demand and changes in governmental trade and agricultural programs. Volatility in the prices of raw materials and other supplies that Kalera purchases could increase its cost of sales and reduce our profitability. In addition, energy costs are one of the most significant elements in Kalera’s cost of goods sold because of the LED grow lights are used in its facilities, making Kalera vulnerable to any spikes in price and also to power outages. Without an energy supply our facilities can keep plants alive for a maximum of four (4) days, meaning that a prolonged disruption in the supply of energy would be devastating for Kalera’s produce. Kalera may not be able to implement price increases for its products to cover any increased costs, and any price increases Kalera does implement may result in lower sales volumes. If Kalera is not successful in managing its ingredient, packaging and energy costs, if Kalera is unable to increase our prices to cover increased costs or if such price increases reduce its sales volumes, then such increases in costs will adversely affect its business, financial condition, results of operations, cash flow and/or prospects.
Kalera faces risks inherent in the agriculture business, including the risks of diseases and pests.
Kalera produces lettuce and leafy greens inside controlled environment growing facilities. As such, Kalera is subject to the risks inherent in an agricultural business, such as insects, plant and seed diseases and similar agricultural risks, which may include crop losses. Although its grocery is grown in climate-controlled circumstances, there can be no assurance that natural elements will not have an effect on production. In particular, plant diseases, such as root rot, virus, or pest infestations, can destroy all or a significant portion of its produce and could eliminate or significantly reduce production at a growing facility.
Although Kalera uses cleanroom technologies and procedures to reduce the risks of diseases and pests, such risks may not be totally eliminated. In addition, diseases and pests can make their way into facilities from outside sources over which Kalera has limited or no control. Diseases and pests can be inadvertently brought in by employees, from seeds and vendors and from the trucks that transport supplies to the facilities. Once a disease or pest is introduced, Kalera will need to quickly identify the problem and take remedial action in order to preserve the growing season. Failure to identify and remediate any diseases or pests in a timely manner could cause the loss of all or a portion of Kalera’s crop and result in substantial time and resources to resume operations. Crop losses as a result of these agricultural risks could negatively impact Kalera’s business, prospects, financial condition, results of operations and cash flows.
The outbreak of COVID-19 may have significant negative effects on Kalera’s business.
Kalera’s performance is affected by the global economic conditions in the market in which it operates. The global economy has been experiencing a period of uncertainty since the outbreak of COVID-19, which was recognized as a pandemic by the World Health Organization in March 2020. The global outbreak of COVID-19, and the extraordinary health measures and restrictions on a local and global basis imposed by authorities across the world has, and may continue to cause, disruptions in Kalera’s value chain. Moreover, as a result of COVID-19, national authorities have adopted several laws and regulations with immediate effect and which provide a legal basis for the government to implement measures in order to limit the contagion and the consequences of COVID-19.

Companies have also taken precautions, such as requiring employees to work remotely, imposing travel restrictions and temporarily closing businesses. To the extent that these restrictions remain in place, or are re-imposed, additional prevention and mitigation measures are implemented in the future, or there is uncertainty about the effectiveness of these or any other measures to contain or treat COVID-19, there is likely to be an adverse impact on global economic conditions and consumer confidence and spending, which could materially and adversely affect Kalera’s operations and demand for its products. There may also be significant reductions or volatility in consumer demand for Kalera’s products due to the temporary inability of consumers to purchase these products due to illness, quarantine or financial hardship, shifts in demand away from one or more of our products, decreased pantry-loading activity, any of which may negatively impact Kalera’s results, including as a result of an increased difficulty in planning for operations and future growing seasons.
Some of the consequences for Kalera, more specifically, have been:
•Some of Kalera’s key customers, such as US Foods, FreshPoint and Levy, are predominantly distributors to the foodservice industry customers, and sales through these channels have been negatively impacted by temporary shutdowns due to COVID-19. This reduced demand for Kalera’s products from these customers as the hospitality industry was forced to close for months and was not able to receive orders.
•COVID-19 has significantly impacted the foodservice industry in Central Florida and beyond resulting in lower production needs. As a consequence, Kalera had to slow down the ramp-up of its production from the large-scale facility in Orlando and reconfigure the facility to service the retail market. Since January 2021, sales from the Orlando facility have rapidly increased particularly driven by the recovery in Orlando’s food service market as the economy reopened after the COVID-19 shutdown.
•Kalera’s on-site HyCube installation supplying Marriott’s Orlando World Center resort has been affected due to a slow-down of hotel activities.
While Kalera is currently working on scaling up its operations, the COVID-19 crisis is continuously changing, and new laws and regulations that could directly, or indirectly, affect its operations may enter into force. The effects of the COVID-19 pandemic could in turn negatively affect its revenue and operations going forward, where the severity of the COVID-19 pandemic and the exact impacts for it are highly uncertain. The extent of COVID-19’s effect on Kalera’s operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on Kalera’s business. However, if the pandemic continues to persist as a severe worldwide health crisis, the disease could negatively impact Kalera’s business, financial condition results of operations and cash flows, and may also have the effect of heightening many of the other risks described in this “Risk Factors” section. In addition, similar risks to those described for COVID-19 may occur in case of a future outbreak of another pandemic or a similar global health threat.
Kalera relies on information technology systems and any inadequacy, failure, interruption or security breaches of those systems, including a cybersecurity incident or other technology disruptions, may harm its ability to effectively operate its business.
Kalera uses computers, software and technology in almost all critical parts of our business operations. Such use gives rise to cybersecurity risks, including security breaches, espionage, system disruption, theft and inadvertent release of information. Cybersecurity incidents are increasing in their frequency, sophistication and intensity, with third-party phishing and social engineering attacks in particular increasing in connection with the COVID-19 pandemic. Kalera’s business involves sensitive information and intellectual property, including technological know-how, private information about employees and financial and strategic information about it and its current and targeted business partners.
Kalera is dependent on various information technology systems, including, but not limited to, networks, applications and outsourced services in connection with the current and planned operation of its business. A failure of these information technology systems to perform as anticipated could cause Kalera’s business to suffer. For example, Kalera uses Cloud-based and IoT-based automation and “big data” analytics and AI for precise control of air and water quality, temperature and humidity, light, and nutrients in our operations. If this software does not perform as anticipated, Kalera’s equipment used in production may receive inadequate or erroneous information about the condition of the vegetables being grown, which may result in increased mitigation expenses, waste, additional labor expenses and partial or full loss of the produce.
While Kalera has implemented and updates its measures to prevent security breaches and cyber incidents, Kalera has experienced certain cyber incidents in the past and its preventative measures and incident response efforts are not a guarantee that cyber incidents or breaches will not occur in the future. The theft, destruction, loss, misappropriation or release of sensitive information or intellectual property, or interference with Kalera’s information technology systems or the technology systems of third parties on which Kalera relies, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of customers and distributors, potential liability and competitive disadvantage all of which could negatively impact Kalera’s business, financial condition, results of operations and/or prospects.
In addition, Kalera’s information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, systems failures, viruses and security breaches. Any such damage or interruption could negatively impact Kalera’s business, financial condition, results of operations, cash flows, and/or prospects.
Conducting business internationally, and international geopolitical events and economic factors, create operational, financial and tax risks for Kalera’s business.
Kalera’s business plan includes operations in international markets, including North America, Europe the Middle East and South-East Asia, and the eventual expansion into other international markets. Conducting and launching operations on an international scale requires close coordination of activities across multiple jurisdictions and time zones and consumes significant management resources. If Kalera fails to coordinate and manage these activities effectively, its business, financial condition, prospects or results of operations could be adversely affected. International sales entail a variety of risks, including currency exchange fluctuations, challenges in staffing and managing foreign operations, tariffs and other trade barriers, unexpected changes in legislative or regulatory requirements of foreign countries into which Kalera sells its products and services, difficulties in obtaining export licenses or in overcoming other trade barriers, laws and business practices favoring local companies, political and economic instability, difficulties protecting or procuring intellectual property rights, and restrictions resulting in delivery delays and significant taxes or other burdens of complying with a variety of foreign laws.
Further, global geopolitical events and international conflicts, including the ongoing military conflict between Russia and Ukraine, as well as the economic sanctions implemented by the United States and other countries against Russia in response thereto, may negatively impact markets, increase energy and transportation costs, and cause weaker macro-economic conditions. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict between Russia and Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions, all of which could impact Kalera’s business, financial condition and results of operations.
In addition, the corporate structure of Kalera and its subsidiaries have entities in several jurisdictions such as Luxembourg, Ireland and the Cayman Islands. Conducting operations in international markets as described above, subject to tax risk. The expected tax treatment of Kalera and its subsidiaries relies on current tax laws and regulations, as well as certain tax treaties between the aforementioned different jurisdictions. As such, unexpected changes, interpretation, application or enforcement practice in respect of legislative or regulatory requirements of such tax laws in foreign countries in which Kalera or any of its subsidiaries is incorporated, tax resident and/or conducting operations and sales in, including but not limited to, changes in treatment of sales and results of operations earned in foreign and offshore jurisdictions, value added tax, cessation of tax treaties and recognition of tax law principles in other jurisdictions, as well as other changes in corporate tax law, may adversely affect Kalera’s business, financial conditions, prospects or result of operations.

Kalera’s management has limited experience in operating a public company and the requirements of being a public company may strain Kalera’s resources, divert management’s attention and affect the ability to attract and retain qualified board members and officers.
Kalera’s executive officers have limited experience in the management of a publicly traded company. Kalera’s management team may not successfully or effectively manage its transition to a U.S. public company that will be subject to significant regulatory oversight and reporting obligations under U.S. federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of the company, which could harm Kalera’s business, prospects and results of operations. Kalera may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the United States. The development and implementation of the standards and controls necessary for the company to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. It is possible that the company will be required to expand its employee base and hire additional employees to support its operations as a public company, which will increase its operating costs in future periods. Compliance with these rules and regulations will increase Kalera’s legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on Kalera’s systems and resources.
Risks Relating to Finance and Accounting
Agrico has identified a material weakness in its internal control over financial reporting. This material weakness could continue to adversely affect Agrico’s and/or Kalera’s ability to report results of operations and financial condition accurately and in a timely manner.
Agrico is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Agrico’s management is likewise required to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.
On November 15, 2021, the audit committee of the board of directors of Agrico concluded, after discussion with Agrico’s management, that Agrico’s audited balance sheet as of July 12, 2021 filed as Exhibit 99.1 to the Agrico’s Current Report on Form 8-K filed with the SEC on July 21, 2021, should no longer be relied upon due to the restatement of Agrico Class A ordinary shares as temporary equity.
Agrico’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of Agrico’s disclosure controls and procedures. Based upon their re-evaluation, Agrico’s Chief Executive Officer and Chief Financial Officer concluded that Agrico’s disclosure controls and procedures were not effective during the period of time the error described above persisted, due to a material weakness in internal controls over financial reporting in analyzing complex financial instruments. In light of this material weakness, Agrico performed additional analysis as deemed necessary to ensure that Agrico’s unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Agrico reflected the restatements in Note 2 of the financial statements included in Agrico’s Quarterly Report on Form 10-Q for the period ended September 30, 2021, filed with the SEC on November 15, 2021.
Any failure to maintain internal controls could adversely impact Agrico’s and/or Kalera’s ability to report its financial position and results of operations on a timely and accurate basis. If Agrico’s and/or Kalera’s financial statements are not accurate, investors may not have a complete understanding of its operations. Likewise, if Agrico’s and/or Kalera’s financial statements are not filed on a timely basis, Agrico and/or Kalera could be subject to sanctions or investigations by the stock exchange on which its securities are listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on Agrico’s and/or Kalera’s business.

Ineffective internal controls could also cause investors to lose confidence in reported financial information, which could have a negative effect on the trading price of Agrico and/or Kalera’s securities.
There can be no assurance that the measures Agrico has taken and plans to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if Agrico and/or Kalera is successful in strengthening its controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of financial statements.
Kalera has previously identified a material weakness in its internal control over financial reporting and may identify additional material weaknesses in the future or fail to maintain an effective system of internal control over financial reporting, which may result in material misstatements of the consolidated financial statements or cause the Company to fail to meet its periodic reporting obligations.
As a private limited liability company incorporated in Norway, Kalera has not been required to document and test its internal controls over financial reporting, nor has management been required to certify the effectiveness of its internal controls, and its auditors have not been required to opine on the effectiveness of its internal control over financial reporting. Similarly, Kalera has not been subject to the SEC’s internal control reporting requirements. Kalera is subject to the requirement for management to certify the effectiveness of its internal controls and, in due course, will become subject to the requirement with respect to auditor attestation on internal control effectiveness.
In connection with the audit of Kalera’s consolidated financial statements as of and for the year ended December 31, 2021, Kalera and its independent registered public accounting firm identified a material weakness in Kalera’s internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
The material weakness that Kalera and its independent registered public accounting firm identified, occurred because Kalera did not have sufficient resources with the adequate technical skills to identify and evaluate significant accounting positions, estimates and conclusions and relied upon third party experts for the annual calculation of its tax provisions due to global acquisitions with complex tax structures. Due to inadequate procedures resulting from the loss of key accounting personnel at year end, timely reviews were not completed to ensure an appropriate level of precision in such calculations and overall financial statement presentation disclosures.
Management, with oversight from the Audit Committee and Board of Directors is in the process of implementing a remediation plan for this material weakness, including, among other things, hiring additional tax accounting and financial reporting personnel and implementing process level and management review controls to ensure the income tax provision calculations and overall financial statement presentation disclosures are complete and accurate and to identify and address emerging risks.
There can be no assurance that Kalera’s efforts will remediate this deficiency in internal control over financial reporting or that additional material weaknesses in Kalera’s internal control over financial reporting will not be identified in the future. Kalera’s failure to implement and maintain effective internal control over financial reporting could result in errors in its consolidated financial statements that could result in a restatement of Kalera’s financial statements, may subject Kalera to litigation and investigations, and could cause Kalera to fail to meet our reporting obligations, any of which could diminish investor confidence in Kalera, cause a decline in the price of Kalera’s common stock and limit Kalera’s ability to access capital markets.
If Kalera discovers a material weakness in its internal control over financial reporting or otherwise fails to maintain effective internal control over financial reporting, Kalera’s ability to report its financial results on a timely and accurate basis and the market price of its ordinary shares may be adversely affected.
The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires, among other things, upon the closing of the Business Combination, that Kalera evaluate the effectiveness of its internal control over financial reporting and disclosure controls and procedures. Prior to the completion of the Business Combination, Kalera was a company not subject to the Sarbanes-Oxley Act and did not have the necessary business processes and related internal controls formally designed and implemented, coupled with the appropriate resources with the appropriate level of experience and technical expertise, to oversee Kalera’s business processes and controls. To comply with the Sarbanes-Oxley Act, Kalera may incur substantial cost, expend significant management time on compliance-related issues and hire additional accounting, financial and internal audit staff with appropriate public company experience and technical accounting knowledge. Moreover, if Kalera is not able to comply with the requirements of the Sarbanes-Oxley Act in a timely manner or if Kalera or its independent registered public accounting firm identify deficiencies in Kalera’s internal control over financial reporting that are deemed to be material weaknesses, Kalera could be subject to sanctions or investigations by the stock exchange on which its securities are listed, the SEC or other regulatory authorities, which would require additional financial and management resources. Any failure to maintain effective disclosure controls and procedures or internal control over financial reporting could have a material adverse effect on Kalera’s business, prospects and operating results, and cause a decline in the price of Kalera’s securities.
If Kalera is unable to establish and maintain an effective internal control environment, and build its finance infrastructure, investors may lose confidence in the accuracy of Kalera’s financial reports.
As a U.S. public company, Kalera will operate in an increasingly demanding regulatory environment, which requires it to comply with the Sarbanes-Oxley Act, the regulations of Nasdaq, the rules and regulations of the SEC, expanded disclosure requirements, accelerated reporting requirements and more complex accounting rules. Company responsibilities required by the Sarbanes-Oxley Act include establishing corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for Kalera to produce reliable financial reports and are important to help prevent financial fraud. Commencing with its fiscal year ending the year in which the Business Combination is completed, Kalera must perform system and process evaluation and testing of its internal controls over financial reporting to allow management to report on the effectiveness of its internal controls over financial reporting in its Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. Prior to Closing of the Business Combination, Kalera has never been required to test its internal controls within a specified period and, as a result, it may experience difficulty in meeting these reporting requirements in a timely manner.
Kalera anticipates that the process of building its accounting and financial functions and infrastructure will require significant additional professional fees, internal costs and management efforts. Kalera expects that it will need to implement a new internal system to combine and streamline the management of its financial, accounting, human resources and other functions. However, such a system would likely require Kalera to complete many processes and procedures for the effective use of the system or to run its business using the system, which may result in substantial costs. Any disruptions or difficulties in implementing or using such a system could adversely affect Kalera’s controls and harm its business. Moreover, such disruption or difficulties could result in unanticipated costs and diversion of management’s attention. In addition, Kalera may discover additional weaknesses in its system of internal financial and accounting controls and procedures that could result in a material misstatement of its financial statements. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.
Kalera may fail to establish and maintain effective internal control over financial reporting, in which case Kalera’s internal control over financial reporting may not prevent or detect all errors and all fraud. Kalera also may not be able to detect errors and fraud on a timely basis and its financial statements may be materially misstated. Although, the process of identifying the resources that Kalera will need to ensure the establishment and maintenance of effective internal controls for its current business has begun, there is no guarantee that such assessment will be accurate and post-Closing of the Business Combination, the complexity of Kalera’s business is likely to increase as it implements its business strategy and its business grows, and such increase in complexity will increase the difficulty of maintaining effective internal controls. If Kalera fails to establish and maintain effective internal control over financial reporting, its business and results of operations could be harmed, and investors may lose confidence in the accuracy and completeness of its financial reports, which could cause the price of its securities to decline. In addition, Kalera could become subject to investigations by Nasdaq, the SEC or other regulatory authorities, which could require additional management attention and which could adversely affect Kalera’s business.

The market price of Kalera’s securities has been and may continue to be volatile and fluctuate substantially, which could result in substantial losses for Kalera’s investors and may subject Kalera to securities litigation suits.
The price of the Kalera ordinary shares and Kalera Warrants has been and may continue to be volatile. From June 29, 2022, the date Kalera securities began trading on Nasdaq, through August 17, 2022, the price of the Kalera ordinary shares fluctuated from low of $2.25 to a high of $13.30, and the price of the Kalera Warrants fluctuated from a low $0.13 to a high of $0.49.
Fluctuations in the price of Kalera’s securities could contribute to the loss of all or part of your investment. The trading price of Kalera’s securities could continue to be volatile and subject to wide fluctuations in response to various factors, some of which are beyond Kalera’s control. Any of the factors listed below could have a material adverse effect on your investment in Kalera’s securities and Kalera’s securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of Kalera’s securities may not recover and may experience a further decline.
In addition to the other risks described in this “Risk Factors” section, the following factors could also cause Kalera’s financial condition and results of operations to fluctuate on a quarterly basis:
•actual or anticipated fluctuations in Kalera’s quarterly financial results or the quarterly financial results of companies perceived to be similar to it;
•changes in the market’s expectations about Kalera’s operating results;
•success of competitors;
•Kalera’s operating results failing to meet the expectation of securities analysts or investors in a particular period;
•changes in financial estimates and recommendations by securities analysts concerning Kalera or the vertical farming or agriculture industry in general;
•operating and share price performance of other companies that investors deem comparable to Kalera;
•Kalera’s ability to bring its products and technologies to market on a timely basis, or at all;
•changes in laws and regulations affecting Kalera’s business;
•Kalera’s ability to meet compliance requirements;
•commencement of, or involvement in, litigation involving Kalera;
•changes in Kalera’s capital structure, such as future issuances of securities or the incurrence of additional debt;
•the volume of Kalera’s shares available for public sale, including the significant percentage of securities being offered for resale pursuant to Form S-1;
•any major change in the Kalera board of directors or management;
•amounts of Kalera’s shares by Kalera’s directors, executive officers or significant shareholders or the perception that such sales could occur; and
•general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations, pandemic such as COVID-19 and acts of war or terrorism.
Fluctuations in Kalera’s operating results and cash flow could, among other things, give rise to short-term liquidity issues. In addition, its revenue, key operating metrics and other operating results in future quarters may fall short of the expectations of investors and financial analysts, which could have an adverse effect on the price of Kalera’s securities.
Kalera’s ability to utilize its U.S. federal net operating loss and tax credit carryforwards may be limited under Sections 382 and 383 of the Code
The limitations apply if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period. If Kalera has experienced an ownership change at any time since its incorporation, it may already be subject to limitations on its ability to utilize its existing U.S. federal income tax net operating losses and other tax attributes to offset taxable income. In addition, future changes in Kalera’s stock ownership, which may be outside of its control, may trigger an ownership change and, consequently, Section 382 and 383 limitations. Similar provisions of state tax law may also apply to limit Kalera’s use of accumulated state tax attributes. As a result, if we earn net taxable income, Kalera’s ability to use its pre-change net operating loss carryforwards and other tax attributes to offset such taxable income may be subject to limitations, which could potentially result in increased future income tax liability to Kalera.
Risks Relating to Share Ownership
Sales of a substantial number of Kalera’s securities could adversely affect the market price of its securities.
The sale of Kalera’s securities in the public market or otherwise or the perception that such sales could occur, could harm the prevailing market price of such securities. These sales, or the possibility that such sales could occur, also might make it more difficult for Kalera to sell equity securities in the future at a time and at a price that it deems appropriate. Resales of Kalera’s securities may cause the market price of such securities to drop significantly, even if Kalera’s business is doing well.
1,796,875 Kalera ordinary shares and 6,171,875 Kalera Warrants held by DJCAAC LLC (the “Sponsor”) are subject to a lock up restriction beginning on the date on which all conditions of the consummation of the First Merger and the related transactions thereby (the “First Closing”) are satisfied (the “First Closing Date”) and ending on the date that is the earliest of (A) one year after the date on which all conditions of the consummation of the Business Combination (other than those transactions which occur on the First Closing) (the “Second Closing”) were satisfied (the “Second Closing Date”) and (B) the date on which (1) the closing price of the Kalera ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, share consolidations, reorganizations, recapitalizations and the like) for any twenty (20) trading days within a thirty (30)-trading day period commencing at least one-hundred and fifty (150) days after the Second Closing or (2) the per share price implied in a change of control transaction is greater than or equal to $12.00 per share (as adjusted for share sub-divisions, share capitalizations, share consolidations, reorganizations, recapitalizations and the like). After the lock-up period expires, these securities will become eligible for sale in the public market. Sales of a significant number of these securities in the public market, or the perception that such sales could occur, could reduce the market price of securities.
Due to the significant number of securities that were redeemed in connection with the Business Combination, the number of Kalera’s securities that the Selling Securityholders can sell into the public markets pursuant to Form S-1 will constitute a considerable percentage of Kalera’s public float. This impact may be heighted by the fact that, as described in the table below, certain of the Selling Securityholders purchased Kalera’s securities at prices well below the current trading price of such securities. The 31,181,250 Kalera ordinary shares that may be resold and/or issued into the public markets pursuant to Form S-1 represent approximately 69.8% of the 44,679,328 Kalera ordinary shares outstanding as of August 19, 2022 (after giving effect to the exercise of all outstanding Kalera Warrants, Kalera Options and Armistice Warrants) and the Kalera Warrants that may be resold into the public markets pursuant to Form S-1 represent approximately 42.8% of the 14,437,500 Kalera Warrants outstanding as of

August 19, 2022. As a result, the resale of Kalera ordinary shares pursuant to Form S-1 could have a significant negative impact on the trading price of the Kalera ordinary shares.

Security	Purchase Price	% of shares/warrants outstanding	Potential profit per security
PIPE Shares (2,300,000 shares)	$4.00 per share	Approximately 5.2%	N/A
Shares underlying Pre-Funded Warrants (200,000 shares)	Warrant exercise price of $4.00 per share that has been pre-paid to the amount of $3.9999, such that $0.0001 of the exercise price remains payable on exercise	Approximately 0.5%	N/A
Shares underlying Series A Warrants and Series B Warrants (5,000,000 shares)	Warrant exercise price of $4.41 per share	Approximately 11.2%	N/A
Sponsor Ordinary Shares (1,796,875 shares)	$25,000, or approximately $0.005 per share (originally for 5,000,000 Class B ordinary shares)	Approximately 4%	$5,203,906.25
Shares issuable upon exercise of Sponsor Warrants (6,171,875 shares)	Warrant exercise price of $11.50 per share	Approximately 13.8%	N/A
Maxim Ordinary Shares (275,000 shares)	Partial equity consideration in relation to a settlement agreement, for a value equivalent to approximately $7.93 per share	Approximately 0.6%	N/A
Shares issuable to Former Kalera SA Security Holders (1,000,000 shares)	$10.00 per share	Approximately 2.2%	N/A
Sponsor Warrants (6,171,875 warrants)	$1.00 per warrant	Approximately 42.8%	N/A
__________________
*     Calculations based on (i) 44,679,328 Kalera ordinary shares and 14,437,500 Kalera Warrants outstanding, in each case as of August 17, 2022 and (ii) sales of Kalera ordinary shares at a price of $2.91 per share and sales of Kalera Warrants at a price of $0.14 per warrant, which reflect the closing price of the Kalera ordinary shares and Kalera Warrants as of August 17, 2022. Unless otherwise noted, assumes no issuance of Kalera Warrants, Kalera Options and Armistice Warrants.
The Selling Securityholders will determine the timing, pricing and rate at which they sell such shares into the public market. Although the current trading price of Kalera ordinary shares is significantly below the sales price in the Agrico IPO, certain of the Selling Securityholders have an incentive to sell because they purchased shares and/or warrants at prices below the IPO price and/or below the recent trading prices of our securities. Sales by such investors may prevent the trading price of our securities from exceeding the Agrico IPO price and may cause the trading prices of our securities to experience a further decline.
The issuance of the CVR Shares could materially dilute Kalera Shareholders
As additional consideration for the Second Merger and the Kalera Capital Reduction certain Kalera security holders received the CVRs. Each CVR represents a contingent right to receive additional Kalera Ordinary Shares, issuable upon the achievement of certain milestones, including: (i) Kalera ordinary shares trading at or over a market price of $12.50; and (ii) Kalera ordinary shares trading at or over a market price of $15.00, in each case, for 20 trading days within a 30 trading-day period, based on volume-weighted average trading prices. The amount of shares issuable to each CVR holder for the achievement of each milestone is, in each case, a pro rata portion of an amount of Kalera ordinary shares equivalent to approximately 5% of the amount of Kalera SA shares outstanding as of immediately following the Kalera Capital Reduction on a fully diluted basis. If the CVR Shares are issued, the ownership of Kalera Shareholders will be diluted. The foregoing description of the CVRs is not complete and is qualified in its entirety by reference to the Business Combination Agreement and the form of CVR Agreement annexed thereto.
The price of Kalera’s securities in the public market may fluctuate significantly and could result in investors’ losing all or a part of their investment.
The trading volume and price of Kalera’s securities may fluctuate significantly in response to a number of factors beyond Kalera’s control, including but not limited to:
•actual or anticipated fluctuations in Kalera’s revenue, financial condition and operating results, including fluctuations in Kalera’s quarterly and annual results;
•announcements of innovations by Kalera or Kalera’s competitors;
•overall conditions in Kalera’s industry and the markets in which Kalera operates;
•market conditions or trends in the food sales industry or in the economy as a whole;
•addition or loss of significant customers or other developments with respect to significant customers;
•adverse developments concerning Kalera’s suppliers;
•changes in laws or regulations applicable to Kalera’s products and changes in the regulatory environment in which Kalera operates;
•Kalera’s ability to effectively manage its growth;
•announcements by Kalera or Kalera’s competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•changes in management and additions or departures of key personnel;
•negative publicity or announcements, including those relating to any of Kalera’s substantial shareholders or key personnel, whether or not justifiable, including involvement in insolvency proceedings and failed attempts in takeovers or joint ventures;
•competition from existing products or new products that may emerge;
•fluctuations in the valuation of companies perceived by investors to be comparable to Kalera;
•litigation or regulatory matters;
•changes in tax laws;
•announcement or expectation of additional financing efforts;
•Kalera’s cash position;
•share price and volume fluctuations attributable to inconsistent trading volume levels of the shares;
•the expiration of contractual lock-up agreements with directors and certain members of management;
•changes in accounting practices;
•effectiveness of Kalera’s internal controls; and

•other events or factors, many of which are beyond Kalera’s control and other unforeseen events and liabilities.
Furthermore, stock markets experience price fluctuations that affect market prices of equity securities of many companies, including early stage growth companies. These fluctuations may or may not be related to the direct operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes, tariffs or international currency fluctuations, may negatively impact the market price of Kalera’s securities.
No assurance can be given that an active and liquid trading market for Kalera’s securities will develop or be maintained. The market value of Kalera’s securities could be substantially affected by the extent to which a strong secondary market develops for Kalera’s securities.
Kalera may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.
If Kalera is a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined in the section of this registration statement captioned “Certain Material U.S. Tax Consequences”) of Kalera securities, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Based on the current and anticipated composition of the income, assets and operations of Kalera and its subsidiaries, it is not expected that Kalera will be a PFIC for U.S. federal income tax purposes for the current taxable year or in foreseeable future taxable years. However, this is a factual determination that depends on, among other things, the composition of Kalera’s income and assets, and the market value of its shares and assets, including the composition of income and assets and the market value of shares and assets of its subsidiaries, from time to time. Kalera’s actual PFIC status for its current taxable year or any future taxable year will not be determinable until after the end of such taxable year. Accordingly, there can be no assurances with respect to Kalera’s status as a PFIC for its current taxable year or any subsequent taxable year. U.S. Holders are urged to consult their own tax advisors regarding the possible application of the PFIC rules to holders of Kalera securities. For a more detailed explanation of the tax consequences of PFIC classification to U.S. Holders, see “Certain Material U.S. Tax Consequences-U.S. Federal Income Tax Considerations of Owning Kalera ordinary shares and Warrants-Passive Foreign Investment Company Considerations.”
The IRS may not agree that Kalera should be treated as a non-U.S. corporation for U.S. federal income tax purposes.
Under current U.S. federal income tax law, a corporation generally will be considered to be a U.S. corporation for U.S. federal income tax purposes if it is created or organized in the United States or under the law of the United States or of any State. Accordingly, under generally applicable U.S. federal income tax rules, Kalera, which is incorporated and treated as a tax resident in Ireland, would generally be classified as a non-U.S. corporation for U.S. federal income tax purposes. Section 7874 of Code and the Treasury regulations promulgated thereunder, however, contain specific rules that may cause a non-U.S. corporation to be treated as a U.S. corporation for U.S. federal income tax purposes. If it were determined that Kalera is treated as a U.S. corporation for U.S. federal income tax purposes under Section 7874 of the Code and the Treasury regulations promulgated thereunder, Kalera would be liable for U.S. federal income tax on its income in the same manner as any other U.S. corporation and certain distributions made by Kalera to holders of Kalera ordinary shares who are not U.S. Holders may be subject to U.S. withholding tax.
Based on the terms of the Business Combination and certain factual assumptions, Kalera does not currently expect that it should be treated as a U.S. corporation for U.S. federal income tax purposes under Section 7874 of the Code after the Business Combination. However, the application of Section 7874 of the Code is complex, subject to detailed regulations (the application of which is uncertain in various respects and would be impacted by changes in such U.S. Treasury regulations with possible retroactive effect) and subject to certain factual uncertainties Accordingly, there can be no assurance that the IRS will not challenge the status of Kalera as a non-U.S. corporation for U.S. federal income tax purposes under Section 7874 of the Code or that such challenge would not be sustained by a court.

If the IRS were to successfully challenge under Section 7874 of the Code Kalera’s status as a non U.S. corporation for U.S. federal income tax purposes, Kalera and certain Kalera shareholders may be subject to significant adverse tax consequences, including a higher effective corporate income tax rate on Kalera and the application of U.S. withholding taxes on dividends paid on Kalera shares to non-U.S. shareholders, subject to reduction under an applicable income tax treaty.
Investors should consult their own tax advisors regarding the application of Section 7874 of the Code to the Business Combination and the tax consequences to Kalera and its shareholders if the classification of Kalera as a non-U.S. corporation is not respected.
Concentration of ownership among Kalera’s existing executive officers, directors and their affiliates may prevent new investors from influencing significant corporate decisions.
Kalera’s directors and executive officers and their affiliates as a group own approximately 28.8% of Kalera outstanding ordinary shares. As a result, these shareholders are able to exercise a significant level of influence over all matters requiring shareholder approval, including the election of directors, any amendment of the amended and restated articles of association and approval of significant corporate transactions. This influence could have the effect of delaying or preventing a change of control or changes in management and will make the approval of certain transactions difficult or impossible without the support of these shareholders.
Kalera qualifies as an “emerging growth company” and benefits from reduced disclosure requirements. Kalera cannot be certain if such reduced disclosure requirements will make its ordinary shares less attractive to investors and make it more difficult to compare Kalera’s performance with other public companies.
Kalera qualifies as an “emerging growth company,” as defined in the JOBS Act, and intends to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. Kalera may take advantage of these exemptions for so long as it is an “emerging growth company,” which is until the earliest of (i) the last day of the fiscal year in which the market value of Kalera ordinary shares that are held by non-affiliates equals or exceeds $700 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which it has total annual gross revenue of $1.07 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which it has issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of Agrico’s Units in the Agrico IPO. Kalera cannot predict if investors will find its ordinary shares less attractive because it will rely on these exemptions. If some investors find Kalera ordinary shares less attractive as a result, there may be a less active trading market for Kalera ordinary shares and its stock price may be more volatile.
As an “emerging growth company”, Kalera will elect to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act, that allows Kalera to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, Kalera’s financial statements may not be comparable to companies that comply with public company effective dates.
Kalera does not expect to declare any dividends in the foreseeable future.
Kalera does not anticipate declaring any cash dividends to holders of its common equity in the foreseeable future. Consequently, investors may need to rely on sales of their shares after price appreciation, which may never occur, as the only way to realize any future economic gains on their investment.

There is no guarantee that Kalera Warrants will be in-the-money at the time they become exercisable, and they may expire worthless.
The exercise price for the Kalera Warrants is $11.50 per Kalera ordinary share. There is no guarantee that any of the Kalera Warrants will be in-the-money following the time they become exercisable and prior to their expiration, and as such, the Kalera Warrants may expire worthless.
Kalera may redeem the unexpired warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making their warrants worthless, and exercise of a significant number of the warrants could adversely affect the market price of Kalera ordinary shares.
Kalera will have the ability to redeem outstanding Kalera Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of Kalera ordinary shares equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) on each of twenty (20) trading days within any thirty (30) trading day period commencing after the Kalera Warrants become exercisable and ending on the third (3rd) trading day prior to the date on which notice of redemption is given and provided that there is an effective registration statement covering Kalera ordinary shares issuable upon exercise of the Kalera Warrants. If and when the warrants become redeemable by Kalera, Kalera may not exercise the redemption right if the issuance of the Kalera ordinary shares upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or Kalera is unable to effect such registration or qualification. Redemption of the outstanding Kalera Warrants could force you to: (i) exercise your Kalera Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your Kalera Warrants at the then-current market price when you might otherwise wish to hold your Kalera Warrants or (iii) accept the nominal Redemption Price which, at the time the outstanding Kalera Warrants are called for redemption, is likely to be substantially less than the market value of your Kalera Warrants. Additionally, if a significant number of Kalera Warrant holders exercise their Kalera Warrants instead of accepting the nominal Redemption Price, the issuance of these shares would dilute other equity holders, which could reduce the market price of the Kalera ordinary shares. Because the $18.00 trading price referred to above substantially exceeds the current trading price of $2.91 of the Kalera ordinary shares and Kalera has registered for resale a substantial number of Kalera ordinary shares, the sale of which could cause the price of the Kalera ordinary shares to decrease, Kalera may be unable to redeem the Kalera Warrants and such warrants may expire worthless.
Risks Relating to Legal and Regulatory Compliance
Kalera’s operations are subject to FDA, FTC, USDA, EPA and OSHA governmental regulation and state regulation and Kalera is exposed to risks related to regulatory processes and changes in regulatory environment, including, but not limited to the Produce Safety Rule, GMPs and the Preventative Controls Rule.
The manufacture and marketing of food products is highly regulated in the United States, and Kalera is subject to a variety of laws and regulations. These laws and regulations apply to many aspects of its business, including the manufacture, packaging, labeling, distribution, advertising, sale, quality, and safety of its products, as well as the health and safety of its employees and the protection of the environment. Following the acquisition of &ever, Kalera is also subject to laws and regulations in international jurisdictions, including, but not necessarily limited to, Germany, Kuwait and Singapore.
In the United States, Kalera is subject to regulation by various government agencies, including the U.S. Food and Drug Administration (“FDA”), the Federal Trade Commission (“FTC”), the Occupational Safety and Health Administration (“OSHA”), the Environmental Protection Agency (“EPA”), and U.S. Department of Agriculture (“USDA”), as well as various state and local agencies. Further, regulations outside the United States, Germany, Kuwait and Singapore by various international regulatory bodies could also apply in the future as Kalera, under its current roll-out plan, is seeking to establish its business internationally. In addition, Kalera could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act, or FCPA, and similar worldwide anti-bribery laws, which generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials or other third parties for the purpose of obtaining or retaining business. While Kalera has policies that mandate compliance with these anti-bribery laws, its internal control policies and procedures may not protect it from reckless or criminal acts committed by its employees or agents. Violations of these laws, or allegations of such violations, could disrupt its business and result in a material adverse effect on our results of operations, cash flows and financial condition.
In addition, depending on customer specification, Kalera may be subject to certain voluntary, third-party standards, such as Global Food Safety Initiative, or GFSI, standards and review by voluntary organizations, such as the Council of Better Business Bureaus’ National Advertising Division. Kalera could incur costs, including fines, penalties and third-party claims, because of any violations of, or liabilities under, such requirements, including any competitor or consumer challenges relating to compliance with such requirements. The loss of third-party accreditation could result in lost sales and customers, and may adversely affect Kalera’s business, results of operation, and financial condition. In connection with the marketing and advertisement of our products, Kalera could be the target of claims relating to false or deceptive advertising, including under the auspices of the FTC and the consumer protection statutes of some states.
The regulatory environment in which we operate could change significantly and adversely in the future. Any change in manufacturing, labeling or packaging requirements for our products may lead to an increase in costs or interruptions in production, either of which could adversely affect our operations and financial condition. New or revised government laws and regulations could result in additional compliance costs, mandate significant and costly changes to the way Kalera implements its products, and threaten its ability to serve certain markets, and, in the event of non-compliance, civil remedies, including fines, injunctions, withdrawals, recalls, or seizures and confiscations, warning letters, restrictions on the marketing or manufacturing of products, or refusals to permit the import or export of products, as well as potential criminal sanctions, any of which may adversely affect its business, results of operations, cash flows, financial condition, operating revenue, profitability and/or prospects.
Food safety and foodborne illness incidents or advertising or product mislabeling may materially adversely affect Kalera’s business by exposing it to lawsuits, product recalls, or regulatory enforcement actions, increasing its operating costs and reducing demand for Kalera’s product offerings.
Selling food for human consumption involves inherent legal and other risks, and there is increasing governmental scrutiny of and public awareness regarding food safety. Unexpected side effects, illness, injury or death related to allergens, foodborne illnesses or other food safety incidents caused by products that Kalera sells could result in the discontinuance of sales of these products, or otherwise result in increased operating costs, regulatory enforcement actions, or harm to its reputation. Shipment of adulterated or misbranded products, even if inadvertent, can result in criminal or civil liability. Such incidents could also expose Kalera to product liability, negligence, or other lawsuits, including consumer class action lawsuits. Any claims brought against Kalera may exceed or be outside the scope of our existing or future insurance policy coverage or limits. Any judgment against Kalera that is more than its policy limits or not covered by its policies or not subject to insurance would have to be paid from its cash reserves, which would reduce its capital resources.
The occurrence of foodborne illnesses or other food safety incidents could also adversely affect the price and availability of affected raw materials, resulting in higher costs, disruptions in supply and a reduction in sales. Furthermore, any instances of food contamination or regulatory noncompliance, whether or not caused by its actions, could compel Kalera or its customers, depending on the circumstances, to conduct a recall in accordance with FDA regulations, and comparable state laws. Food recalls could result in significant losses due to their costs, the destruction of product inventory, lost sales due to the unavailability of the product for a period of time and potential loss of existing distributors or customers and a potential negative impact on our ability to attract new customers due to negative consumer experiences or because of an adverse impact on our brand and reputation. The costs of a recall could be outside the scope of its existing or future insurance policy coverage or limits.
In addition, food companies have been subject to targeted, large-scale tampering as well as to opportunistic, individual product tampering, and we, like any food company, could be a target for product tampering. Forms of tampering could include the introduction of foreign material, chemical contaminants, and pathogenic organisms into consumer products as well as product substitution. FDA regulations require businesses like ours to analyze, prepare, and implement mitigation strategies specifically to address tampering designed to inflict widespread public health harm. If Kalera does not adequately address the possibility, or any actual instance, of product tampering, Kalera could face possible seizure or recall of its products, suspension of its facilities’ registrations, and/or the imposition of civil or criminal sanctions, which could materially adversely affect its business, financial condition, cash flows, operating results and/or prospects.
Litigation or legal proceedings could expose Kalera to significant liabilities and have a negative impact on its reputation or business.
Kalera may become subject to claims, litigation, disputes and other legal proceedings from time to time. Kalera evaluates these claims, litigation, disputes and other legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, Kalera may establish reserves, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from our assessments and estimates.
Under the terms of the engagement letter executed between BofA Securities and Kalera, Kalera agreed to indemnify and hold harmless BofA Securities and its officers, directors, employees and agents from and against any losses and claims arising in any manner out of or in connection with the services that BofA Securities provided to Kalera thereunder. Accordingly, if any claims, litigation, disputes or other legal proceedings are brought by third parties against BofA Securities in relation to the services it provided to Kalera, Kalera will be liable to pay for or reimburse BofA Securities for the losses and costs it incurs unless the losses and costs are finally judicially determined to have resulted from the gross negligence or willful misconduct of BofA or its officers, directors, employees and agents.
Even when not merited or whether or not Kalera ultimately prevails, the defense of lawsuits may divert management’s attention, and Kalera may incur significant expenses in defending these lawsuits. The results of litigation and other legal proceedings are inherently uncertain, and adverse judgments or settlements in some of these legal disputes may result in adverse monetary damages, penalties or injunctive relief against Kalera, which could negatively impact its financial position, cash flows or results of operations. An unfavorable outcome of any legal dispute could imply that Kalera becomes liable for damages or will have to modify its business model. Further, any product liability or negligence claim against Kalera in US courts may, if successful, result in damages being awarded that contain punitive elements and therefore may significantly exceed the loss or damage suffered by the successful claimant. Any claims or litigation, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or to obtain adequate insurance in the future. A settlement or an unfavorable outcome in a legal dispute could have an adverse effect on Kalera’s business, financial condition, results of operations, cash flows, time to market and/or prospects.
Furthermore, while Kalera maintains insurance for certain potential liabilities, such insurance does not cover all types and amounts of potential liabilities and is subject to various exclusions as well as caps on amounts recoverable. Even if Kalera believes a claim is covered by insurance, insurers may dispute its entitlement to recovery for a variety of potential reasons, which may affect the timing and, if the insurers prevail, the amount of our recovery.
Kalera is subject to stringent environmental regulation and could therefore become subject to environmental litigation, proceedings, and investigations.
Kalera’s past and present business operations and ownership/leasing and operation of real property are subject to stringent federal, state, and local environmental laws and regulations pertaining to the discharge of materials into the environment, and the handling and disposition of wastes (including solid and hazardous wastes) or otherwise relating to protection of the environment. Compliance with these laws and regulations, and the ability to comply with any modifications to these laws and regulations, is material to Kalera’s business. New matters or sites may be identified in the future that will require additional investigation, assessment, or expenditures. Future discovery of contamination of property underlying or in the vicinity of our present properties or facilities could require us to incur additional expenses. The occurrence of any of these events, the implementation of new laws and regulations, or stricter interpretation of existing laws or regulations, could adversely affect its business, financial condition, results of operations, cash flows, time to market and/or prospects.

Changes in tax laws may materially adversely affect Kalera’s or any of its subsidiaries’ business, prospects, financial condition and operating results.
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business, prospects, financial condition and operating results. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to Kalera or any of its subsidiaries. For example, U.S. federal tax legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, enacted many significant changes to the U.S. tax laws. Additional tax legislation is currently pending in the United States Congress. We are unable to predict what tax proposals may be proposed or enacted in the future or what effect such changes would have on Kalera’s business, but such changes, to tax legislation, regulations, policies or practices, could affect Kalera’s financial position and overall or effective tax rates in the future in countries where we have operations and where Kalera is organized or a resident of for tax purposes, and increase the complexity, burden and cost of tax compliance. We urge investors to consult with their legal and tax advisers regarding the implication of potential changes in tax laws on an investment in Kalera’s securities.
Item 2. Unregistered Sales of Securities and Use of Proceeds
On July 11, 2022, the Company entered into a securities purchase agreement with a single institutional investor to raise approximately $10.0 million through the private placement of 2,500,000 shares of common stock (or pre-funded warrants in lieu thereof), 2,500,000 Series A Warrants and 2,500,000 Series B Warrants. Each share of common stock (or pre-funded warrant in lieu thereof) is being sold together with accompanying warrants at a combined effective purchase price of $4.00. The Series A Warrants will be exercisable six months from the date of issuance at an exercise price of $4.41 per share and will expire two years from the date of issuance. The Series B Warrants will be exercisable six months from the date of issuance at an exercise price of $4.41 per share and will expire five and a half years from the date of issuance.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
__________________

*    Portions of this exhibit have been omitted in accordance with Item 601 of Regulation S-K.
**    In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule:
Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Orlando, Florida, on the 19th day of August, 2022.

Kalera Public Limited Company
By:	/s/ Fernando Cornejo
Name:	Fernando Cornejo
Title:	Chief Financial Officer