Form 10-Q
period 2022-09-30
Kalera Public Ltd Co
filed 2022-11-14
CIK 1909152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
The registrant had outstanding 91,877,828 shares of common stock, par value $0.0001 as of November 14, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Part I. Financial Information
Item 1. Financial Statements
KALERA PUBLIC LTD CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	Unaudited September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$2,309	$16,146
Trade receivables, net	703	795
Inventory	1,280	1,190
Prepaid expenses and other current assets	2,808	2,960
Total current assets	7,100	21,091
Property, plant, and equipment, net	144,624	128,162
Operating lease right-of-use assets	54,019	55,276
Goodwill	—	68,421
Intangible assets, net	59,692	72,371
Equity method investment	1,432	1,322
Other non-current assets	3,575	3,353
Total assets	$270,442	$349,996
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$13,648	$10,421
Financing obligation	297	—
Operating lease liabilities	2,638	1,618
Accrued salaries and wages	528	717
Accrued expenses	1,535	1,964
Total current liabilities	18,646	14,720
Debt, net of debt issuance costs and discounts	25,321	662
Convertible debt	14,495	—
Non-current operating lease liabilities	56,420	57,717
Non-current financing obligation	7,125	—
Deferred underwriting fees and grants	5,349	—
Earn-out and warrant liabilities	2,860	—
Deferred tax liability	6,673	8,447
Asset retirement obligations	1,655	1,527
Total liabilities	138,544	83,073
Commitments and contingencies (Note 20)
Shareholders' equity:
Common stock, $.0001 par, 72,400,000 authorized, 23,877,828 and 18,946,567 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	2	2
Additional paid in capital	306,756	331,074
Accumulated other comprehensive loss	(16,202)	(1,547)
Accumulated deficit	(158,658)	(62,606)
Total shareholders' equity	131,898	266,923
Total liabilities and shareholders' equity	$270,442	$349,996
THE ACCOMPANYING NOTES ARE IN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KALERA PUBLIC LTD CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Unaudited Three Months Ended September 30,		Unaudited Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$1,674	$801	$4,440	$1,629
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	(5,873)	(2,063)	(17,152)	(4,708)
Selling, general, and administrative expenses (inclusive of research and development costs)	(10,766)	(7,432)	(45,778)	(17,666)
Depreciation and amortization	(3,517)	(772)	(9,033)	(1,547)
Impairment loss	(2,252)	(1,610)	(66,504)	(1,610)
Operating loss	(20,734)	(11,076)	(134,027)	(23,902)
Interest (expense) income, net	(677)	(138)	(1,494)	28
Change in fair value of earn-out and warrant liabilities	19,777	—	37,027	—
Other income (expense)	95	(364)	742	(284)
Loss from operations before income tax	(1,539)	(11,578)	(97,752)	(24,158)
Income tax benefit	485	—	1,773	—
Loss before equity in net loss of affiliate	(1,054)	(11,578)	(95,979)	(24,158)
Equity in net loss of affiliate	25	—	73	—
Net loss	(1,079)	(11,578)	(96,052)	(24,158)
Currency translation adjustments	(4,134)	—	(14,655)	—
Total comprehensive loss	$(5,213)	$(11,578)	$(110,707)	$(24,158)
Net loss per share - basic and diluted	$(0.05)	$(0.76)	$(4.64)	$(1.60)
Weighted average common shares outstanding – basic and diluted	23,688	15,282	20,686	15,129

THE ACCOMPANYING NOTES ARE IN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KALERA PUBLIC LTD CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount

Balance at December 31, 2020	14,572,650	$1	$167,052	$(22,549)	$(378)	$144,126
Issuance of shares	520,375	1	39,011	—	—	39,012
Share-based compensation expense	—	—	434	—	—	434
Net loss	—	—	—	(4,903)	—	(4,903)
Balance at March 31, 2021	15,093,025	$2	$206,497	$(27,452)	$(378)	$178,669
Share-based compensation expense	—	—	568	—	—	568
Net loss	—	—	—	(7,676)	—	(7,676)
Balance at June 30, 2021	15,093,025	$2	$207,065	$(35,128)	$(378)	$171,561
Share-based compensation expense	—	—	597	—	—	597
Net loss	—	—	—	(11,578)	—	(11,578)
Balance at September 30, 2021	15,093,025	$2	$207,662	$(46,706)	$(378)	$160,580

THE ACCOMPANYING NOTES ARE IN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KALERA PUBLIC LTD CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2021	18,946,567	$2	$331,074	$(62,606)	$(1,547)	$266,923
Share-based compensation expense	—	—	812	—	—	812
Net loss	—	—	—	(16,318)	—	(16,318)
Currency translation adjustments	—	—	—	—	(1,230)	(1,230)
Balance at March 31, 2022	18,946,567	$2	$331,886	$(78,924)	$(2,777)	$250,187
Share-based compensation expense	—	—	7,985	—	—	7,985
Net loss	—	—	—	(78,655)	—	(78,655)
Currency translation adjustments	—	—	—	—	(9,291)	(9,291)
Issuance of shares	463,610	—	2,381	—	—	2,381
Issuance of earn-out shares	—	—	(31,026)	—	—	(31,026)
Recapitalization transaction	1,967,651	—	(5,400)	—	—	(5,400)
Balance at June 30, 2022	21,377,828	$2	$305,826	$(157,579)	$(12,068)	$136,181
Share-based compensation expense	—	—	540	—	—	540
Net loss	—	—	—	(1,079)	—	(1,079)
Issuance of shares	2,300,000	—	—	—	—	—
Exercise of pre-funded warrants	200,000	—	390	—	—	390
Currency translation adjustments	—	—	—	—	(4,134)	(4,134)
Balance at September 30, 2022	23,877,828	2	306,756	(158,658)	(16,202)	131,898

THE ACCOMPANYING NOTES ARE IN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KALERA AS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share data)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows - operating activities
Net loss	$(96,052)	$(24,158)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,033	1,547
Amortization of debt issuance costs and discounts	16	—
Non-cash lease expense - operating lease	2,277	2,274
Non-cash interest expense	495	—
Share-based compensation expense	9,337	1,599
Deferred income tax benefit	(1,773)	—
Equity in net loss of affiliate	73	—
Change in fair value of earn-out and warrant liabilities	(37,027)	—
Impairment loss	66,504	1,610
Changes in assets and liabilities:
Inventory	(90)	(588)
Prepaid expenses and other current assets	152	(669)
Trade receivables, net	92	(175)
Other non-current assets	(222)	(601)
Account payables, accrued expenses and accrued salaries and wages	2,833	9,903
Other non-current liabilities	(5,039)	(1,083)
Net cash used in operating activities	(49,391)	(10,341)
Cash flows - investing activities
Purchases of property, plant, and equipment	(23,411)	(59,961)
Deposit for acquisition	—	(35,924)
Payment for acquisition, net of cash acquired	—	(14,213)
Net cash used in investing activities	(23,411)	(110,098)
Cash flows - financing activities
Net proceeds from issuance of common stock and warrants	9,526	30,632
Proceeds from government grant	1,906	—
Proceeds from issuance of convertible debt	14,000	—
Proceeds from sale of property, plant and equipment for failed sale-leaseback	8,080	—
Proceeds from loan facility	25,500	32,615
Debt issuance costs	(352)	—
Payments on finance lease liabilities	(1,267)	—
Net cash provided by financing activities	57,393	63,247
Net decrease in cash and cash equivalents	(15,409)	(57,192)
Cash and cash equivalents at beginning of period	16,146	113,353
Effect of exchange rate changes on cash and cash equivalents	1,572	—
Cash and cash equivalents at end of period	$2,309	$56,161

KALERA PUBLIC LTD CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share data)
(Unaudited)

Non-cash activities:
Fixed assets purchases in accounts payable	3,350	9,706
Right-of-use assets obtained in exchange for new finance lease liabilities	7,423	—
Right-of-use assets obtained in exchange for new operating lease liabilities	(237)	44,180
Exercise of pre-funded warrants	390	—
Supplemental cash flow information:
Cash paid for interest	706	28

THE ACCOMPANYING NOTES ARE IN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KALERA PUBLIC LTD CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1: DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Description of Business:
Kalera Public Ltd Co. (“Kalera” or the “Company”) is the holding company of the Kalera group, originally formed in 2010. Together with its subsidiaries, Kalera is a leading vertical farming company. The Company utilizes proprietary technology and plant and seed science to sustainably grow local, delicious, nutrient-rich, pesticide-free, non-GMO leafy greens year-round for the retail and food service markets.
At September 30, 2022, the Company has five (5) large scale operating hydroponic farms (“farms” or “production facilities”) within Colorado, Florida, Georgia, Texas and Kuwait. The Company is building new farms in several locations, including Washington, Minnesota and Singapore.
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
The Business Combination is accounted for as a reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with accounting principles generally accepted in the United States of America. Under this method of accounting, Agrico is treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Business Combination is treated as the equivalent of the Company issuing stock for the net assets of Agrico, accompanied by a recapitalization. The net assets of Agrico are stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are those of the Company.
Nature of Operations, Liquidity and Going Concern Considerations:
Since inception, the Company has financed its operations primarily through the sale of shares of common stock and debt financing. The Company incurred net losses during the nine months ended September 30, 2022 and 2021 of $(96,052) thousand and $(24,158) thousand, respectively, and has an accumulated deficit of $(158,658) thousand at September 30, 2022. The Company expects to continue to generate operating losses and consume significant cash resources for the foreseeable future. These operating losses and accumulated deficits raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date these unaudited condensed consolidated financial statements are issued, meaning that the Company may be unable to continue operations for the foreseeable future or realize assets and discharge liabilities in the ordinary course of operations. The Company’s continuation as a going concern is dependent upon its ability to obtain additional operating capital, complete development of new seeds and produce, and attain profitability. The Company has implemented and continues to implement plans to fund its operations and finance its future development activities and its working capital needs. However, substantial doubt about the Company’s ability to continue as a going concern still exists.
In the first quarter of 2022, the Company executed a sale-leaseback transaction that raised approximately $8,100 thousand. In addition, during the first quarter of 2022 the Company entered into a convertible bridge financing facility for up to $20,000 thousand with $10,000 thousand committed as of September 30, 2022. During the second quarter of 2022, the Company entered into a credit agreement with Farm Credit for $30,000 thousand with $20,000 thousand for capital expenditures and $10,000 thousand available for working capital (see Note 13).
In the third quarter of 2022, the Company entered into a securities purchase agreement with a single institutional investor to raise approximately $10,000 thousand through a private placement. Pursuant to the securities purchase agreement, the Company agreed to issue to a single institutional investor certain Kalera ordinary shares at par value of $.0001 per share, and certain pre-funded warrants, Series A Warrants and Series B Warrants (both terms as defined below), at a price of $4.00 per ordinary share (see Note 17). In addition, the Company amended its convertible debt to secure an additional $4,000 thousand and drew an additional $5,500 thousand on its existing Farm Credit Facility.
Furthermore, in October 2022, the Company entered into a placement agency agreement with a placement agent to raise approximately $8,840 thousand through a public offering. Pursuant to the placing agency agreement the Company agreed to issue certain units, consisting of Kalera ordinary shares with a par value of $0.0001, certain pre-funded warrants and Class A Warrants (as defined below), at a price of $0.13 per ordinary share (see Note 22).
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
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 for the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The condensed consolidated balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date.
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
Principles of Consolidation
The Company’s unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions, balances and unrealized gains and losses have been eliminated in consolidation. The Company includes the following wholly owned subsidiaries as of September 30, 2022:
Kalera Public Ltd Co.
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
Significant items subject to such estimates and assumptions include the valuation of inventory, stock-based compensation, warrants, earn-out liabilities, leases and other valuation estimates. The Company’s results can also be affected by economic, political, legislative, regulatory, legal actions, and the global volatility and general market disruption resulting from the global COVID-19 pandemic and geopolitical tensions, such as Russia’s recent incursion into Ukraine. Economic conditions, such as recessionary trends, inflation, interest and monetary exchange rates, and government fiscal policies, can have a significant effect on operations. While the Company maintains reserves for anticipated liabilities and carries various levels of insurance, the Company could be affected by civil, criminal, environmental, regulatory or administrative actions, claims, or proceedings.
Leases
The Company identifies leases by evaluating its contracts to determine if the contract conveys the right to use an identified asset for a stated period of time in exchange for consideration. The Company considers whether it can control the underlying asset and has the right to obtain substantially all of the economic benefits or outputs from the asset. Leases with terms greater than twelve (12) months are classified as either operating or finance leases at the commencement date based on guidance in Accounting Standards Codification (ASC) 842, Leases. For these leases, the Company capitalizes the present value of the minimum lease payments including property taxes and other common area maintenance costs over the lease terms as a right–of–use asset with an offsetting lease liability. The discount rate used to calculate the present value of the minimum lease payments is based on an incremental borrowing rate, which approximates the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term. The lease term includes any non-cancelable period for which the Company has the right to use the asset. Currently, all capitalized leases are classified as operating leases and the Company records lease expense on a straight–line basis over the term of the lease.
Earnout Liabilities
The Company values earnout liabilities related to future contingent equity shares using a Monte-Carlo model. Subsequent changes in their respective fair values are recognized in earnings at each reporting date.
Warrant Liabilities
The Company values the private warrants at each measurement date using the Black-Scholes option pricing model. Subsequent changes in their respective fair values are recognized in earnings at each reporting date.
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
Reclassification
Certain prior period amounts related to plant, property and equipment have been reclassified to conform with current period presentation.
Recently Issued Accounting Pronouncements
The Company adopted Accounting Standards Update (“ASU”) 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity effective January 1, 2022. This ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity and reduces the number of accounting models for convertible debt instruments and convertible preferred stock. As a result of the adoption of this ASU, the embedded conversion features associated with the Company’s convertible debt entered into during the second and third quarter of 2022 did not require separation from the debt instrument. Refer to Note 12 for further discussion regarding the Company’s convertible debt agreement.
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

KALERA PUBLIC LTD CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
vii.The debt holders’ option to convert any amount of the then-outstanding unpaid principal and accrued interest under the Note (as defined in Note 12 below) became effective;
viii.An aggregate of 4,000,000 in-the-money Kalera SA options were exchanged for 364,000 Kalera options (see note 9);
ix.Kalera SA options that were out-of-the money were cancelled with an offer to be replaced by new options of Kalera (see Note 9); and
x.Pursuant to the Contingent Value Rights Agreement (as defined in Note 15 below) CVR holders became entitled to receive 1,858,966 Kalera ordinary shares upon achievement of each one of the two milestones set forth under the agreement.
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
The following table reconciles the elements of the Business Combination to the consolidated statements of stockholders’ equity and cash flows for the nine months ended September 30, 2022:

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

In thousands	Unaudited September 30, 2022	December 31, 2021
Raw materials and supplies	$619	$456
Work in process	487	76
Finished goods	174	658
Total inventories	$1,280	$1,190

KALERA PUBLIC LTD CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 5: PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net, consists of the following:

In thousands	Unaudited September 30, 2022	December 31, 2021
Production facilities	$88,140	$56,130
Furniture, fittings & equipment	5,452	5,336
Industrial property	—	3,670
Vehicles	531	378
Assets under construction	60,013	67,862
Less: accumulated depreciation	(9,512)	(5,214)
Total property, plant and equipment, net	$144,624	$128,162
Depreciation expense for the three and nine months ended September 30, 2022 amounted to $1,541 thousand and $4,298 thousand, respectively, compared to 2021 that amounted to $499 thousand and $999 thousand for the three and nine months ended September 30, 2021, respectively.
The Company assesses its long-lived assets for impairment whenever facts and circumstances indicate that the carrying amounts may not be fully recoverable. To analyze recoverability, the Company projects undiscounted net future cash flows over the remaining lives of such assets. In the three months ended September 30, 2022, the Company postponed construction of new farms at certain locations. The Company concluded that the decline in previously forecasted cash flows on two of the Company’s facilities, due to a delay in the expected opening, constituted an impairment triggering event as of September 30, 2022. Based on the Company's analysis, an impairment charge of $2,252 thousand, which is included in the Impairment loss line item on the condensed consolidated statements of operations and comprehensive loss, was recorded to reduce the carrying value of the assets under construction to the estimated fair value as of September 30, 2022.
NOTE 6: LEASES
The Company’s leases do not provide an implicit borrowing rate, thus the Company uses an estimated incremental borrowing rate in determining the present value of lease liabilities. The estimated incremental borrowing rate is derived from information available at the lease commencement date. For the quarter ended September 30, 2022 and 2021, the weighted average incremental borrowing rate for the leases is 7.66% and 7.66%, respectively and the weighted average lease term for operating leases is 17.92 years and 19.00 years, respectively. Future minimum lease payments as of September 30, 2022 are as follows:

In thousands
Remainder of 2022	$1,275
2023	5,165
2024	5,259
2025	5,346
2026	5,425
Thereafter	86,294
Total undiscounted operating lease payments	108,764
Less: Imputed interest	(49,706)
Present value of total operating leases	$59,058

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

KALERA PUBLIC LTD CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
There was no goodwill balance at September 30, 2022 due to a goodwill impairment of $64,252 thousand, during the second quarter ended, June 30, 2022. The goodwill balance at December 31, 2021 is attributed to businesses the Company acquired during the year ended December 31, 2021, summarized in the table below.

In thousands	Unaudited September 30, 2022	December 31, 2021
Goodwill attributed to the following acquisitions:
Vindara	$14,430	$14,430
Kalera GmbH	43,813	47,982
Kalera Middle East	5,853	5,853
Other	156	156
Impairment - June 30, 2022	(64,252)	—
	$—	$68,421
Goodwill Impairment
During the second quarter ended June 30, 2022, because of the stock price decrease, reporting of losses and decline in current market valuation of companies in the industry, management concluded that impairment indicators were present and thus performed a quantitative analysis of long-lived assets and goodwill. Based on the difference between the Company’s market capitalization versus the Company computed value on June 30, 2022, the Company recognized a goodwill impairment loss of $64,252 thousand, for the nine months ended September 30, 2022 compared to $0 thousand in the year ended December 31, 2021. There was no goodwill impairment for the three months ended September 30, 2022.
NOTE 8: INTANGIBLE ASSETS

In thousands	Unaudited September 30, 2022	December 31, 2021
Technology	$53,599	$62,150
Less: accumulated amortization	(4,178)	(1,018)
Net book value - Technology	49,421	61,132

Intellectual property	9,250	9,250
Less: accumulated amortization	(1,388)	(694)
Net book value - Intellectual property	7,862	8,556

Patents, licenses and software development	2,822	2,822
Less: accumulated amortization	(413)	(139)
Net book value - Patents, licenses and software development	2,409	2,683

Total intangible assets, net	$59,692	$72,371
Amortization expense on intangible assets for the three and nine months ended September 30, 2022 amounted to $1,367 thousand and $4,127 thousand, respectively. Amortization expense on intangible assets for the three and nine

KALERA PUBLIC LTD CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
months ended September 30, 2021 amounted to $275 thousand and $550 thousand, respectively. Estimated amortization expense for each of the five succeeding years is as follows:

	Technology	Intellectual Property	Patents, license, and software development	Total
Remainder of 2022	$1,035	$232	$141	$1,408
2023	4,143	925	564	5,632
2024	4,143	925	564	5,632
2025	4,143	925	564	5,632
2026	4,143	925	564	5,632
Thereafter	31,763	3,930	63	35,756
				59,692
The weighted average amortization period remaining as of September 30, 2022 is as follows:

Intellectual property	8.75 years
Technology	14.25 years
Patents, licences and software development	4.25 years

NOTE 9: SHARE-BASED COMPENSATION
Total stock-based compensation expense was $540 thousand and $9,337 thousand for the three and nine months ended September 30, 2022, respectively, compared to $568 thousand and $1,002 thousand for the three and nine months ended September 30, 2021, respectively. These amounts are included within selling, general and administrative expenses on the accompanying condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2022 and September 30, 2021, respectively.
The computation of the expense associated with share-based compensation requires the use of certain valuation models. The Company currently uses a Black-Scholes option pricing model to calculate the fair value of its stock options. The Black-Scholes model requires the use of assumptions regarding the volatility of the Company's common stock, the expected life of the stock award, and the dividend ratio. The volatility (90%) assumptions are based on the Company's life-to-date historical volatility since inception. The risk-free rates (3.12%) are based on similar term U.S. Treasury rates in effect at the time of the stock grant. The expected stock option life represents the period of time that the stock options granted are expected to be outstanding and is based on historical experience. Share-based compensation expense is recognized only for those stock-based awards expected to vest.
As part of the Business Combination Agreement, each out-of-the-money company option that were outstanding at the Closing Date were cancelled for no consideration, other than the right to receive new options in a future date. As of June 30, 2022 all out-of-the-money options were cancelled and zero options are outstanding. The Company recorded additional stock based compensation expenses of $7,200 thousand for the three months ended June 30, 2022 to reflect the unrecognized fair market value of the cancelled options. Additionally, an aggregate of 4,000,000 in-the-money Kalera AS options were exchanged for 364,000 Kalera Options at the Business Combination date.
In August 2022, Kalera established a new stock-based compensation plan (“Long Term Stock Incentive Plan” or “LTSI Plan”) which governs its granting of stock-based compensation to employees and non-employees which is administered by the Compensation Committee of the Board. Following the establishment of the LTSI Plan, Kalera issued stock options to its employees. Of the stock options issued it should be noted that: (i) a portion vested immediately on the grant date and (ii) the remainder vest over several years with continued service. Per the Agreement, should the employee’s service be terminated for any reason the portion of options unvested shall immediately be forfeited and cancelled. The stock options will expire on the tenth anniversary of the Grant Date, August 22, 2022. The Company recognizes compensation expense on awards which vest over time upon the

KALERA PUBLIC LTD CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
achievement of service conditions on the grant date fair value of the awards on a straight-line basis over the requisite service period. The following table represents stock option activity for the three and nine months ended September 30, 2022, respectively:

	No. of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Stock Options Outstanding - June 30, 2022	—
Granted	904,505	$2.42
Vested	198,494	2.42
Exercised	—	2.42
Forfeited and Expired	—	2.42
Stock Options Outstanding - September 30, 2022	904,505	2.42	9.90

Vested - September 30, 2022	198,494	$2.42	9.90
Nonvested - September 30, 2022	706,011	$2.42
In addition to the above, Kalera also issued Restricted Stock Units (“RSUs”) to certain executives and Directors of the Board on August 22, 2022. Each RSU represents the right to receive one Share upon settlement. RSUs in issue will vest one year from the grant date (the “Vesting Date”), subject to continuous service with the company. It should be further noted that awards issued to the CEO, vest over a four-year period from the Grant Date. As per the agreement, should the nonemployee’s service be terminated for any reason, all outstanding and unvested RSUs shall immediately be forfeited and cancelled. The Company recognizes compensation expense on its Director and CEO awards which vest over time upon the achievement of service conditions on the grant date fair value of the awards on a straight-line basis over the requisite service period. The following table represents RSU activity for the three and nine months ended September 30, 2022, respectively:

	No. of Units	Weighted Average Grant Date Fair Value
RSU's Nonvested - June 30, 2022	—	$—
Granted	607,447	2.42
Vested	—	—
Forfeited and Expired	—	—
RSU's Nonvested - September 30, 2022	607,447	$2.42
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
The following table provides all changes to the company’s asset retirement obligations.

In thousands
Asset retirement obligations at December 31, 2020	$588
Accretion expenses	5
Asset retirement obligations at March 31, 2021	593
Accretion expenses	13
Asset retirement obligations at June 30, 2021	$606
Accretion expenses	16
Asset retirement obligations at September 30, 2021	$622

Asset retirement obligations at December 31, 2021	$1,527
Accretion expenses	63
Asset retirement obligations at March 31, 2022	1,590
Accretion expenses	32
Asset retirement obligations at June 30, 2022	$1,622
Accretion expenses	33
Asset retirement obligations at September 30, 2022	$1,655

NOTE 11: INCOME TAXES
The Company’s effective income tax rate was 0.3% and 1.6% for the three and nine months ended September 30, 2022, respectively and 0.0% for the three and nine ended September 30, 2021, respectively. The variance from the U.S. federal statutory rate of 21% for the three and nine months ended September 30, 2022 and September 30, 2021, was primarily attributable to increases in the Company’s valuation allowance largely driven by increases in the Company’s net operating loss carryforwards.
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
On August 22, 2022, the Company amended the secured convertible promissory note agreement dated March 4, 2022 (“First Amendment”) and made a second amendment on September 19, 2022 (“Second Amendment”), together referred to as the “Amendments”. The key changes in the First Amendment were a change in the conversion price to common shares from $10.00 per share to $3.50 per share and an increase in funds from $10,000 thousand to $13,500 thousand. The key change in the Second Amendment was an increase in funds provided by lenders from $13,500 thousand to $14,000 thousand. Each amendment added new lenders to the loan agreement.
Management first performed an analysis under ASC 470-60, Debt to determine whether the transaction met the criteria for troubled debt restructuring. Management concluded that no concessions were made to the lenders under the Amendments and as such the first amendment would not meet the criteria of a troubled debt restructuring regardless of the assessment of the Company’s financial status. Additionally, the second amendment adds additional funds from a new lender, while no other terms were changed, therefore would not qualify as a troubled debt restructuring.
Management then performed an analysis under ASC 470-50, Debt to determine whether the amendments result in modification or extinguishment of debt. The decision between debt extinguishment and modification is dependent on two factors: (i) If the lender remains the same and; (ii) If the change in the debt terms is considered substantial. Under the first amendment, two of the lenders remained the same and it was determined that the changes in terms of the cash flow test under ASC 470-50-40-10 were not significant. The first amendment resulted in extinguishment accounting, however, the Company did not defer any financing costs related to the original loan or the first amendment as they were immaterial in nature. As a a result, no accounting entries were required to record the extinguishment, All new lenders under the amendments are accounted for as new loans and as such outside the scope of modification versus extinguishment accounting.
As previously mentioned, the Company adopted ASU 2020-06 and concluded that the Note was accounted for as debt, with no bifurcation of the embedded conversion feature. The effective interest rate for the Note is 8.0% per annum and the interest expense incurred during the three and nine months ended September 30, 2022 amounted to $242 thousand and $495 thousand which is included within the convertible loan balance of $14,495 thousand on the accompanying unaudited condensed consolidated balance sheet at September 30, 2022. There was no conversion to common stock for the three and nine months ended September 30, 2022,
NOTE 13: DEBT
On April 14, 2022, Kalera Inc. (a wholly owned subsidiary), as borrower, entered into the Farm Credit Loan and Security Agreement with Farm Credit of Central Florida, ACA (“Farm Credit”), under which Farm Credit agreed to make (i) revolving loans in an aggregate principal amount up to $10 million and (ii) one or more term loans in an aggregate principal amount up to $20 million.
The revolving facility under the Farm Credit Loan and Security Agreement matures on the second anniversary of the date of the agreement, unless commitments thereunder are terminated earlier in accordance with the terms of the agreement. The term loan facility may be drawn upon within the first 24 months of the Farm Credit Loan and Security Agreement and matures on the tenth anniversary of such agreement. Each revolving loan will bear interest at an annual rate equal to the prime rate plus 0.625% and each term loan will bear interest at an annual rate equal to the prime rate plus 0.75%. The interest rate on the revolving facility at September 30, 2022 is 6.88% with an outstanding balance of $5,500 thousand. Interest expense related to the revolving facility for the three and nine months ended September 30, 2022 amounted to $13 thousand, respectively. As of September 30, 2022, $10 thousand of accrued interest related to the revolver is included within the Debt balance on the accompanying unaudited condensed consolidated balance sheet.
The interest rate of the term loan at September 30, 2022 is 5.50% per annum with an outstanding balance of $20,000 thousand due July 2032. The Company incurred debt issuance costs of $352 thousand related to the Farm

KALERA PUBLIC LTD CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Credit Loan. During the nine months ended September 30, 2022, amortization of debt issuance costs amounted to $16 thousand for the nine months ended September 30, 2022. As of September 30, 2022, there was $336 thousand of unamortized debt issuance costs included in Debt in the accompanying unaudited condensed consolidated balance sheets. Interest expense incurred during the three and nine months ended September 30, 2022 amounted to $315 thousand and $482 thousand, respectively. As of September 30, 2022, $111 thousand of accrued interest is included within the Debt balance on the accompanying unaudited condensed consolidated balance sheet at September 30, 2022. Interest payments on quarterly basis starting on June 1st, 2022 and principal payment quarterly starting on July 1st, 2024 until January 1st 2032. Future minimum principal payments as of September 30, 2022 are as follows:

In thousands
Reminder of 2022	$—
2023	—
2024	1,875
2025	2,500
2026	2,500
Thereafter	13,125
$20,000
On September 21, 2022, the Company amended the original agreement to include Vindara Inc., a wholly owned subsidiary of the company as a joint guarantor of the debt and the waiver of the covenant described below to begin with the fiscal year ending December 31, 2022. The obligations under the Farm Credit Loan and Security Agreement are required to be guaranteed by all existing and future subsidiaries of the borrower other than Kalera Real Estate Holdings LLC. The obligations under the Farm Credit Loan and Security Agreement are secured by a continuing security interest and lien in substantially all of assets and property of the loan parties, as more fully described in the Farm Credit Loan and Security Agreement, except for any Excluded Assets (as defined in the Farm Credit Loan and Security Agreement). Excluded Assets include, among others, as specified in the agreement, the loan parties’ real property, and any “intent-to-use” application for registration of a trademark.
The Farm Credit Loan and Security Agreement contains customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, and dividends and other distributions. The Farm Credit Loan and Security Agreement requires compliance with certain financial covenants. These financial covenants include (a) a minimum Liquidity (as defined in the Farm Credit Loan and Security Agreement), (ii) a maximum Consolidated Funded Debt to Capital Ratio (as defined in the Farm Credit Loan and Security Agreement), and (iii) a maximum Consolidated Funded Debt to EBITDA Ratio (as defined in the Farm Credit Loan and Security Agreement). So long as any term loans are outstanding under the agreement, commencing with the fiscal quarter ending December 31, 2022, on a quarterly basis, the borrower would be required to maintain a minimum Liquidity equal to the projected scheduled aggregate principal and interest payments with respect to the term loan for the three-year period immediately following such fiscal quarter end. On a yearly basis, commencing with the fiscal year ending December 31, 2022, the borrower would be required, as of the end of each fiscal year, to maintain a maximum Consolidated Funded Debt to Capital Ratio of forty-five percent (45%). On a yearly basis, commencing with the fiscal year ending December 31, 2024, the borrower would be required, as of the end of each fiscal year, to maintain a maximum Consolidated Funded Debt to EBITDA Ratio of 3.25 to 1.00. There can be no assurance that Kalera will be able to maintain compliance with these covenants or the debt service obligations associated with its indebtedness, and, if it fails to do so, there can be no assurances that it will be able to obtain waivers from the applicable lenders or investors and/or amend any of these arrangements.
NOTE 14: DEFERRED UNDERWRITING FEES AND GRANTS
The deferred underwriting fees payable to the underwriters accrued by Agrico Acquisition Corp. as of the closing of the Business Combination described in Note 2 amounted to $5,031 thousand. Pursuant to the settlement and release agreement dated June 26, 2022 between Agrico Acquisition Corp. and Kalera Public Limited Company, these fees were settled with the issuance of 275,000 shares of Kalera common stock and a note payable in the

KALERA PUBLIC LTD CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
amount of $2,850 thousand due on the thirteen-month anniversary, July 2023. There is no interest payable on this note and the outstanding balance at September 30, 2022 is $2,850 thousand and is included within deferred underwriting fees and grants on the accompanying consolidated balance sheets.
During 2021, the Company obtained a grant from the Singapore Food Agency (SFA) and Singapore Economic Development Board (EDB). The grant has to be used for specific projects per the agreement and maintained until December 31, 2024. In the event the funds are not used per the agreement, the funds have to be returned to the agencies. There is no interest payable on this grant in the event the funds are not used as indicated. The amount payable by the Company as of September 30, 2022 is $2,499 thousand and is included within deferred underwriting fees and grants on the accompanying consolidated balance sheets.
NOTE 15: EARN-OUT LIABILITY
In conjunction with the Business Combination, on the Closing Date, Kalera entered into a contingent value rights agreement (the “Contingent Value Rights Agreement”) as additional consideration for the Second Merger and the Kalera Capital Reduction, certain Kalera security holders are entitled to receive Contingent Value Rights (“CVRs”). Each CVR represents a contingent right to receive up to two payments in the form of additional Kalera ordinary shares, issuable upon the achievement of certain milestones during the two year period following the Closing Date:
1.The first milestone event is achieved if the Kalera ordinary shares trade at or over a market price of $12.50 for 20 trading days within a 30 trading-day period, based on volume-weighted average trading prices.
2.The second milestone event is achieved if the Kalera ordinary shares trade at or over a market price of $15.00 for 20 trading days within a 30 trading-day period, based on volume-weighted average trading prices.
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
The number of shares issuable to each CVR holder for the achievement of each milestone equals 1,858,966 Kalera ordinary shares (adjusted for any stock splits, stock dividends, combinations, subdivisions, recapitalization and the like). The CVRs are non-transferable. Insignificant amount of CVRs granted to holders of unvested in-the-money Company Options, which are subject to vesting terms with time-vesting schedules that match the terms of the underlying Company Options.
The Company evaluated the Earnout Liability under ASC 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity (“ASC 815-40”), and concluded they do not meet the criteria to be classified in shareholders’ equity. Specifically, there are contingent exercise provisions and settlement provisions that exist. It is noted that all remaining shares would be issuable (or the forfeiture provisions would lapse) upon any change of control involving the Company as describe above. This means that settlement is not solely impacted by the share price of the Company (that is, the share price observed in or implied by a qualifying change-in-control event), but also by the occurrence of a qualifying change-in-control event. This causes the arrangement to not be indexed to the Company’s own shares and liability classification is appropriate. The Company recorded these instruments as liabilities on the condensed consolidated balance sheet at fair value, with subsequent changes in their respective fair values recognized in earnings at each reporting date. At September 30, 2022 and December 31, 2021 the balance of the earn-out liability was $497 thousand and $0 thousand respectively. A gain of $19,777 thousand and $37,027 thousand was recorded in the three months and nine months ended September 30, 2022, respectively in the condensed consolidated statement of operations and comprehensive loss for the change in the fair market value of the decrease in liability due to decrease in Kalera share price from Closing Date to September 30, 2022.
NOTE 16: WARRANTS FROM BUSINESS COMBINATION

KALERA PUBLIC LTD CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of September 30, 2022, there were 14,438 thousand public and private warrants to purchase common stock outstanding, consisting 7,188 thousand public warrants (“Public Warrants”) and 7,250 thousand private placement warrants (“Private Warrants”), (collectively, “Warrants”) that were transferred via the Business Combination described in Note 3. Each whole Warrant entitles the holder to purchase one ordinary share of Kalera stock at a price of $11.50 per share, subject to adjustment. The Warrants will become exercisable on the later of twelve months from the closing of Agrico’s Public Offering and 30 days after the completion of the initial Business Combination. Only a whole warrant may be exercised at a given time by a warrant holder. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The warrants will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation.
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
Both the Public and Private Warrants qualify for equity treatment in accordance with GAAP per guidance under ASC Topic 815 as they meet the indexation rule and there is no net cash settlement requirement on the Company. There were no public or private warrants exercised for the three months and nine months ended September 30, 2022.
NOTE 17: PRIVATE PLACEMENT
On July 7, 2022, the Company entered into a securities purchase agreement with a single institutional investor to raise approximately $10,000 thousand through the private placement of 2,300,000 shares of common stock; 200,000 of pre-funded warrants; 2,500,000 series A warrants (the “Series A Warrants”) and 2,500,000 series B warrants (the “Series B Warrants”). Each share of common stock (or pre-funded warrant in lieu thereof) were sold together with accompanying warrants at a combined effective purchase price of $4.00. The Series A Warrants will be exercisable six months from the date of issuance at an exercise price of $4.41 per share and will expire two years from the date of issuance. The Series B Warrants will be exercisable six months from the date of issuance at an exercise price of $4.41 per share and will expire five and a half years from the date of issuance. The Company incurred placement agent fees related to this transaction in the amount of $750 thousand for the three and nine months ended September 30, 2022, respectively. As of September 30, 2022, the 200,000 pre-funded warrants were exercised at an exercise price of $0.0001 per share and converted to 200,000 shares of common stock.
The Company determined the classification of the warrants based on guidance under ASC 480 -Distinguishing Liabilities from Equity and ASC 815 - Derivatives and Hedging. The Pre-funded warrants, Series A and Series B warrants have certain settlement features which result in liability classification. Management analyzed whether the warrants are indexed to the Company’s stock. In reviewing the settlement terms of the warrants it was noted that on the date of issuance there were two potential settlement outcomes which preclude the Series Warrants from being deemed indexed to the Company’s stock: (i) the cashless exercise option and (ii) the option to receive cash payment

KALERA PUBLIC LTD CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
upon a change of control transaction. Both of these individual terms fail the fixed for fixed concept within ASC 815 as the instruments in both scenarios could be settled for an amount that is not equal to the fair value of the Company’s common shares. This is due to the Bid price not being reflective of the fair market value of the common shares (i.e. mid-price) and the volatility adjustment being based on a fixed volatility assumption (expected volatility equal to the greater of 100% volatility or 100 day volatility) which could result in a settlement amount that is greater than the settlement amount of a fixed-for-fixed option on the entity’s shares.
The Pre-funded, Series A and Series B warrants are measured at fair value on a recurring basis. The Company engaged a third-party independent firm to assist with the valuation of the warrants as of the issuance date. Fair value was determined based on a Black-Scholes option pricing model which was deemed appropriate by the Company based on the terms in place.
As multiple instruments were issued through the private placement, the proceeds received were required to be allocated to each of the instruments issued. The Company first allocated the proceeds of the private placement to the Pre-funded warrants, Series A and Series B warrants as they are liability classified instruments measured at fair value on a recurring basis. As the fair value of the Series A and Series B warrants exceeded the proceeds received, a loss of $6,800 thousand was recognized on issuance and recorded within the change in fair value of earn-out and warrant liabilities presented on the condensed consolidated statement of operations and comprehensive income. There was no residual proceeds to allocate to the remaining instruments issued in the private placement. The Company is in need of financing to be able to continue its activities as described under Note 1.
NOTE 18: FAIR VALUE MEASUREMENTS
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
The table below presents the Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for each measurement:

	Fair Value as of:
	September 30, 2022
	Balance Sheet Account	Level 1	Level 2	Level 3	Total
Liabilities:
Earn-out liabilities	Earn-out and warrant liabilities	—	—	497	497
Series A and B warrants	Earn-out and warrant liabilities	—	—	2,363	2,363
Total liabilities		$—	$—	$2,860	$2,860
The earn-out liabilities are determined using the Monte Carlo model, a Level 3 valuation. The significant inputs to the earn-out liabilities valuations are as follows:

KALERA PUBLIC LTD CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2022
Earn-out Liabilities
Trigger price	$12.50 to $15.00
Stock price	$1.33 to $8.66
Volatility	90%
Time to maturity	2 years
Risk-free rate	3.12% to 3.17%
Dividend yield	—
The following table summarizes the earn-out liability activity for three and nine months ended September 30, 2022:

Earn-out liabilities incurred as of June 28, 2022	$31,025
Change in fair value of earn-out liabilities	(17,250)
Fair value of earn-out liabilities as of June 30, 2022	$13,775
Change in fair value of earn-out liabilities	(13,278)
Fair value of earn-out liabilities as of September 30, 2022	$497
The warrant liabilities are determined using the Black-Scholes model, a Level 3 valuation. The significant inputs to the warrant liabilities are as follows:

	September 30, 2022
	Pre-Funded Warrants	Series A and B Warrant Liabilities
Exercise price	$0.0001	4.41
Stock price	1.33	1.33
Volatility	90%	90%
Time to maturity	Immediate (upon exercise)	2 years - 5.5 years
Risk-free rate	3.12% to 3.17%	3.12% to 3.17%
Dividend yield	—	—
The following table summarizes the warrant liability activity for three and nine months ended September 30, 2022:

Fair value of warrant liabilities as of June 30, 2022	$—
Warrant liabilities incurred	16,052
Pre-funded warrants reclassed to equity	(390)
Gain in change in fair value of warrant liabilities	(13,299)
Fair value of warrant liabilities as of September 30, 2022	$2,363
The change in fair value related to the earn-out and warrant liabilities for three months and nine months ended September 30, 2022 amounted to $19,777 thousand and $37,027 thousand which has been presented within the change in fair value of earn-out and warrant liabilities on the condensed consolidated statement of operations and comprehensive loss. There were no transfers to/from levels 1, 2 and three during the three and none months ended September 30, 2022.

KALERA PUBLIC LTD CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 19: DISAGGREGATED REVENUES BY CUSTOMER TYPE
The Company recognized revenues of $1,674 thousand and $4,440 thousand for the three and nine months ended September 30, 2022, respectively, and $801 thousand and $1,629 thousand , for the three and nine months ended September 30, 2021 respectively. Food service revenues included $321 thousand of credits and promotions to `new customers mainly served under our new food services partnership. Substantially all of the Company’s revenues are generated from the sale of lettuce and micro-greens sold to retail and food service customers globally.

	Three months ended September 30,		Nine months ended September 30,
In thousands	2022	2021	2022	2021
Food service revenue	$890	$452	$2,266	$885
Retail revenue	784	349	2,174	744
Net sales	$1,674	$801	$4,440	$1,629
NOTE 20: COMMITMENTS AND CONTINGENCIES
Failed Sale-Leaseback Agreement
In January 2022, the Company entered into a sale-leaseback for its St. Paul, Minnesota facility and certain racking and lighting equipment whereby the Company sold and leased back the facility and equipment from an unrelated third party. This sale-leaseback was entered into primarily as a mechanism to provide operational liquidity and supporting working capital needs. The lease arrangement did not meet the criteria for sale-leaseback accounting under ASC 842, Leases, as the leaseback of both the facility and the equipment would have been classified as a finance lease upon leaseback. Therefore, the Company still maintains economic control over the facility and equipment. As of September 30, 2022, the Company has capitalized the total fair value of the facility and the equipment of approximately $7,422 thousand within “Property, plant, and equipment, net” and accounts for the cash proceeds received as a secured financing obligation. As of September 30, 2022, $7,125 thousand related to the financing obligation was classified as a long-term, while $297 thousand is classified as short-term on the unaudited condensed consolidated balance sheet. Amortization expense for the right of use asset for the three and nine months ended September 30, 2022 amounted to $203 thousand and $608 thousand, respectively.
Future minimum payments of the financing obligation as of September 30, 2022 are as follows:

In thousands
Remainder of 2022	$283
2023	621
2024	640
2025	656
2026	673
Thereafter	11,858
Total undiscounted financing obligation	14,731
Less: Imputed interest	(7,309)
Present value of total financing obligation	$7,422
NOTE 21: LOSS PER SHARE
Basic and diluted net loss per share is calculated as follows:

KALERA PUBLIC LTD CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Unaudited Nine Months Ended
In thousands, except per share data	September 30, 2022	September 30, 2021
Numerator:
Net loss	$(96,052)	$(24,158)
Denominator:
Weighted average number of common shares - basic and diluted	20,686	15,129
Net loss per ordinary share:
Basic and diluted	$(4.64)	$(1.60)
NOTE 22: SUBSEQUENT EVENTS
Subsequent events for recognition or disclosure have been evaluated through the date the financial statements were available to be issued.
Common Stock Purchase Agreement
On October 26, 2022, Kalera plc entered into a public offering agreement (the “Offering”) of up to 68,000,000 units of the Company (the “Units”), consisting of (i) 50,627,692 Kalera ordinary shares with a par value of $0.0001, (ii) 17,372,308 pre-funded warrants exercisable for one Kalera ordinary share each, and (iii) up to 136,000,000 class A warrants, exercisable for one Kalera ordinary share each (the “Class A Warrants”).
Each Unit consisted of one Kalera ordinary share and two Class A Warrants or one pre-funded warrant and two Class A warrants. Kalera ordinary shares were offered at a public offering price of $0.13, before deducting placement agent fees and estimated offering expenses. The pre-funded warrants were sold to purchasers whose Kalera ordinary shares in the Offering would otherwise result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% of the outstanding Kalera ordinary shares immediately following the consummation of the Offering, in lieu of Kalera ordinary shares. The pre-funded exercise price for each pre-funded warrant was equal to the price per Kalera ordinary share, minus $0.0001. No additional consideration was payable for the Class A Warrants. The components of the Units were issued separately and are immediately separable upon issuance.
The pre-funded warrants are exercisable immediately (subject to the beneficial ownership cap) for one Kalera ordinary share each at a non pre-funded exercise price of $0.0001 per share and may be exercised at any time in perpetuity until all of the pre-funded warrants are exercised in full. The Class A Warrants are exercisable immediately for one Kalera ordinary share each at an exercise price of $0.13 per share and expire five years after their issuance date.
The gross proceeds to the Company from the Offering, before deducting placement agent fees and estimated offering expenses, and excluding the exercise of any pre-funded warrants or Class A Warrants, were expected to be $8,840 thousand.
Proposed Divestiture

On October 7, 2022, the Company announced that it intends to divest its subsidiary through a sale, Vindara, and the assets of its international business. Vindara is expected to continue serving Kalera’s strategic custom seed needs and serving other indoor farming companies. The international business includes the previous &ever GmbH management team, and farming assets in Kuwait and Singapore. The book value of the net assets related to these entities is approximately $30,600 thousand as of September 30, 2022.

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

Our Assets and Operations
We currently have announced seven large-scale indoor hydroponic facilities in the US, including our Orlando, Atlanta, Houston and Denver facilities which have commenced operations in 2020, 2021 and 2022. Internationally, we have announced two large-scale indoor hydroponic facilities, including our Kuwait facility which has commenced operations, and our Singapore facility which is under construction. Our indoor production facilities are strategically located proximate to population and distribution centers, including markets isolated from farmland. In contrast to produce that requires costly and extended long-haul supply chains, our leafy greens are delivered within hours of harvesting, always fresh, and maintain a longer shelf life. Given our expanding facility footprint, we expect to be the first truly pan-US vertical farming company able to serve both regional and national accounts.
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
Overall Trends and Outlook
Business Trends
Net revenue for the three and nine months ended September 30, 2022 were $1,674 thousand and $4,440 thousand, respectively, compared to $801 thousand and $1,629 thousand for the comparable prior year periods. We have generated losses since inception. Our net loss in the three and nine months ended September 30, 2022 were approximately $(1,079) thousand and $(96,052) thousand, respectively, compared to $(11,578) thousand and $(24,158) thousand for the comparable prior year periods as we invested in key talent acquisition and operating expenses during each of the periods ended September 30, 2022 and 2021 as we continue to expand our facility footprint. As of September 30, 2022, Kalera has five operation large-scale facilities in Orlando, Atlanta, Houston, Denver and Kuwait with aggregate production capacity of approximately 9.9 million lbs. and 50 thousand lbs. of microgreens per year. Going forward, we intend to continue to invest in the construction of new facilities, plant and seed science, operational improvements and technology for Controlled Environment (“CEA”) as we believe demand for our products will continue to accelerate across our distribution channels.
Strategy
We believe that we are well positioned to take advantage of macro- and micro-trends by building high-tech sustainable lettuce, microgreens and herb production capacity. We seek to expand in certain markets and communities that do not have accessibility to local and fresh produce. We believe that our revenue growth will allow us to capture an increased share of the broader U.S. lettuce and chicory and microgreens categories. This is supported by a number of key drivers, including the growing mainstream acceptance of our products, heightened consumer awareness of the role that food and nutrition play in long-term health and wellness, and increasing awareness of the reduced negative impact that vertical farming has on the environment as compared to traditional farming.
Kalera seeks to achieve its growth plan through four main avenues, namely:
•Roll-out in additional US cities;
•Expansion of business line;
•Expansion of product line; and
•M&A and partnerships

During 2020 and 2021, Kalera opened five new facilities in the U.S. (certain of which are currently under construction):
•Atlanta, Georgia
•Houston, Texas
•Denver, Colorado
•Seattle, Washington
•St. Paul, Minnesota

During 2021, Kalera opened two new international facilities following the acquisition of Kalera GmbH (formerly &ever GmbH):
•Kuwait
•Singapore (currently under construction)
Kalera aims to continue its growth plan in domestic markets. As of September 30, 2022, Kalera has five large-scale facilities in operation and announced five additional large-scale facilities. In connection with its expansion plans, the Company has a strong pipeline of new potential locations over the next 18 months. In addition, Kalera seeks to continue investing in its organization, to support the increased production footprint.
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
We have a proven approach to rolling out new vertical farming facilities in retrofitted, leased warehouses with an expected construction time of under one year for facilities up to approximately 75,000 square feet. With established supply chains for key technology and equipment, modular designs based on components that can be reused in various configurations and pre-tested software, we can efficiently replicate facility design and processes. This gives us visibility with respect to expected capital expenditures and timing involved for a new facility roll-out. In addition, three facilities are currently under construction and incorporate multiple design improvements over our first large-scale facility in Orlando and are expected to deliver unit cost savings of around 5% comparatively.
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
We intend to sell our international operations and Vindara and have initiated processes to identify buyers for these assets and businesses. The successful completion of these transactions will enable us to reduce our cash burn, improve our liquidity position and permit us to focus on the growth of our successful US operations and business.
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
Kalera operating expenses increased during the three and nine months ended September 30, 2022, compared to prior year periods due to a higher research and development expenses related to the acquired seed varieties for indoor farming and automated production technologies.
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
How We Generate Revenue
Kalera recognizes revenue through the sale of various varieties of lettuce and micro-greens which are sold to food retail and distribution customers. Kalera recognizes revenue for the sale of the product upon shipment or delivery to the customer based on terms of the sale. Revenue is measured as the amount of consideration Kalera expects to receive in exchange for delivering products. In the nine months ended September 30, 2022, our largest customers in terms of their respective percentage of our sales included the following: Publix (25%), H-E-B Grocery (15%), Kroger (10%), Amerifresh (9%), US Foods (7%), Harvill’s Produce Co. (6%), and Gordon Food Service (5%). We expect that most of our sales will be made through a core number of distributors and large retailers for the foreseeable future. We do not have short-term or long-term commitments or minimum purchase volumes in our contracts with them that ensure future sales of our products.
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
Factors Impacting Comparability of Our Financial Results
During 2021 and the nine months ended September 30, 2022 we opened Atlanta, Houston and Denver large-scale facilities that increased our production capacity by a total of 8.8 million lbs. of lettuce per year and 50 thousands lbs. of microgreens. This represents an increase in total production capacity of 1,000% when compared to our Orlando facility which was the only fully operating large scale facility during the nine months ended September 30, 2021 following by the Atlanta facility that opened in May 2021.
During 2021, we also completed three acquisitions in the plant science and seed sectors including Vindara, a developer of seeds that are specifically designed for indoor farms; &ever GmbH, a developer of technology and vertical farms based out of Germany with operations in Kuwait and Singapore. Driven by the three acquisitions Kalera’s operating expenses increased during the three and nine months ended September 30, 2022, compared to the prior year periods. On June 28, 2022, Kalera completed the business combination with Agrico which increased the operating expenses during the three and nine months ended September 30, 2022.

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2022 and September 30, 2021
The following table sets forth our historical operating results for the periods indicated:
(In thousands, except percentages)

	Unaudited Three Months Ended September 30,			Unaudited Nine Months Ended September 30,
	2022	2021	$ Change	2022	2021	$ Change
Net sales	$1,674	$801	$873	$4,440	$1,629	$2,811
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	(5,873)	(2,063)	(3,810)	(17,152)	(4,708)	(12,444)
	(4,199)	(1,262)	(2,937)	(12,712)	(3,079)	(9,633)
Operating expenses:
Selling, general, and administrative expenses	(10,766)	(7,432)	(3,334)	(45,778)	(17,666)	(28,112)
Depreciation and amortization	(3,517)	(772)	(2,745)	(9,033)	(1,547)	(7,486)
Impairment loss	(2,252)	(1,610)	(642)	(66,504)	(1,610)	(64,894)
Total operating expenses	(16,535)	(9,814)	(6,721)	(121,315)	(20,823)	(100,492)
Operating loss	(20,734)	(11,076)	(9,658)	(134,027)	(23,902)	(110,125)
Interest (expense) income, net	(677)	(138)	(539)	(1,494)	28	(1,522)
Change in fair value of earn-out and warrant liabilities	19,777	—	19,777	37,027	—	37,027
Other income	95	(364)	459	742	(284)	1,026
Loss from operations before income tax	(1,539)	(11,578)	10,039	(97,752)	(24,158)	(73,594)
Income tax benefit	485	—	485	1,773	—	1,773
Loss before equity in net loss of affiliate	(1,054)	(11,578)	10,524	(95,979)	(24,158)	(71,821)
Equity in net loss of affiliate	25	—	25	73	—	73
Net loss	$(1,079)	$(11,578)	$10,499	$(96,052)	$(24,158)	$(71,894)
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
Reconciliation of GAAP to Non-GAAP
The following table presents a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Net loss for the period	$(1,079)	$(11,578)	$(96,052)	$(24,158)
Interest expense	677	138	1,494	(28)
Income tax benefit	(485)	—	(1,773)	—
Depreciation and amortization	3,517	772	9,033	1,547
EBITDA	2,630	(10,668)	(87,298)	(22,639)
Loss on equity method investment	25	—	73	—
Impairment loss	2,252	1,610	66,504	1,610
Change in fair value of earn-out and warrant liabilities	(19,777)	—	(37,027)	—
Other expense	(95)	364	(742)	284
Share-based compensation expense	540	597	9,337	1,599
One time accounting, consulting, and legal fees	419	79	7,952	232
Adjusted EBITDA	$(14,006)	$(8,018)	$(41,201)	$(18,914)
Net Sales
Net sales for the three and nine months ended September 30, 2022 were $1,674 thousand and $4,440 thousand, respectively, compared to $801 thousand and $1,629 thousand for the comparable prior year periods. The net sales increase is reflective of the opening of new farming facilities in 2022 in addition to facilities opened in the second half of 2021 that were fully operational in the first nine months of 2022.
Cost of Goods Sold (exclusive of depreciation and amortization)
Cost of goods sold for the three and nine months ended September 30, 2022 increased 184.7% and 264.3% to $(5,873) thousand and $(17,152) thousand, respectively, compared to $(2,063) thousand and $(4,708) thousand for the comparable prior year periods. This includes all fixed (roughly 86%) and variable costs (roughly 14%) for the Orlando, Atlanta, Houston, Denver, and Kuwait farms. Inventory costs include the costs of producing our products which include direct material costs such as seeds and nutrients, salaries and wages of the employees directly involved in farming production, farming facility costs including utility costs, insurance, maintenance, and other costs directly attributed to the vertical farming process and facilities.
Selling, General & Administrative Expense

Selling, general and administrative expenses, for the three and nine months ended September 30, 2022 increased 44.9% and 159.1% to $(10,766) thousand and $(45,778) thousand, respectively, compared to $(7,432) thousand and $(17,666) thousand for the comparable prior year periods. The increase in selling, general and administrative expenses was primarily due to increases in the number of corporate employees and related employee expenses required to manage the growing business and also expenses related to three acquisitions during 2021. The increase in the nine months ended September 30, 2022 was driven mainly by approximately $7,500 thousand legal and accounting expenses related to the business combination that closed on June 28, 2022 and a one-time stock based compensation expenses of $7,200 thousand for the nine months ended September 30, 2022 to reflect the unrecognized fair market value of the cancelled options under the Business Combination Agreement.
Depreciation & Amortization Expense
Depreciation and amortization expense for the three and nine months ended September 30, 2022 increased 355.6% and 483.9% to $(3,517) thousand and $(9,033) thousand, respectively, compared to $(772) thousand and $(1,547) thousand for the comparable prior year periods. The increase in depreciation and amortization expense was due to the increase in property, plant, and equipment primarily put into service in order to operate the new farming facilities and amortization expense of intangible assets acquired during the three acquisitions in 2021.
Impairment loss
During the second quarter ended June 30, 2022, because of the stock price decrease, reporting of losses and decline in current market valuation of companies in our industry, management concluded that impairment indicators were present and thus performed a detailed quantitative analysis of our long-lived assets and goodwill. Based on the difference between the Company’s market capitalization versus the Company computed value on June 30, 2022, the Company recognized a goodwill impairment loss of $(66,504) thousand for the nine months ended September 30, 2022 compared to $0 thousand in the comparable prior year period.
Net Interest Expense
Interest expense, net consists of expenses related farm credit debt and convertible debt less income received as interest on our cash deposits. Net interest expense for the three and nine months ended September 30, 2022 were $(677) thousand and $(1,494) thousand, respectively, compared to net interest expense and income of $(138) thousand and $28 thousand for the comparable prior year periods. The change in net interest expense was due to the interest incurred on finance obligation related to our failed sale-leaseback transaction that included building and equipment for failed sale-leaseback transaction, interest incurred on our convertible debt arrangement that we entered into in March 2022 and interest incurred on our farm credit facility entered into in April 2022.
  Change in fair market value
 A gain of $13,278 thousand and $30,528 thousand was recorded in the three months and nine months ended September 30, 2022 for the change in the fair market value of the earn-out liability compared to $0 thousand in the comparable prior year periods. A gain of $13,299 thousand was recorded in the three and nine months ended September 30, 2022 for the change in the fair market value of the private warrant liability compared to $0 thousand in the comparable prior year periods.
Other Income (Expense)

Other income for the three and nine months ended September 30, 2022 were $95 thousand and $742 thousand, respectively, compared to other expense of $(364) thousand and $(284) thousand for the comparable prior year periods. The change in other income was due to insurance reimbursement received in June 2022 off set by other expenses related our failed sale-leaseback transaction.
Income Taxes
An income tax benefit of $485 thousand and $1,773 thousand were recorded during the three and nine months ended September 30, 2022, respectively, due to the recognition of deferred tax benefits for intangible asset amortization associated with our acquired businesses. No income tax benefit or expense was recorded for the three and nine months ended September 30, 2021. A valuation allowance was recorded as of September 30, 2022 and 2021, on substantially all of our domestic and foreign deferred tax assets. Management does not anticipate that the benefits from these deferred tax assets will be realized in the near term.
Net Loss
As a result of the foregoing, net losses for the three and nine months ended September 30, 2022 was $(1,079) thousand and $(96,052) thousand, respectively, compared to net losses of $(11,578) thousand and $(24,158) thousand for the comparable prior year periods.

Liquidity and Capital Resources
The large-scale high-tech CEA business is capital-intensive, and we expect to continue to expend significant resources related to our expansion plans. These expenditures are expected to include working capital, costs associated with planting and harvesting, such as the purchase of seeds and growing supplies, and the cost of attracting and retaining a skilled labor force. Financial projections for the year ended December 31, 2022 provided by us to Agrico on December 21, 2021 were premised on certain assumptions that relied on trading conditions during Q3 2021, which no longer apply. In light of the net loss incurred for the nine months ended September 30, 2022 as well as current trading conditions, including increases in inflation and interest rates, volatility in financial and credit markets, the ongoing COVID-19 pandemic, the ongoing military conflict involving Russia and Ukraine, and the impact thereof on the global supply chain and the global economy, revenue and therefore cash flows from operating activities for 2022 are expected to be less than what had been projected.
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
Our primary liquidity requirements are for operating expenses, working capital, and capital expenditures to support the growth in our business. Historically, we have funded our operations and growth through debt and equity raises. In 2021, we received $61,696 thousand in net proceeds from our capital raises. In the first half of 2022 we received total of $30,000 thousand in new debt by $10,000 thousand convertible debt and $20,000 thousand farm credit loan. In July 2022, we received $9,250 thousand in net proceeds as consideration for the issuance and sale of 2,300,000 Kalera ordinary shares, 200,000 pre-funded warrants, 2,500,000 Series A Warrants and 2,500,000 Series B Warrants to Armistice. In the third quarter of 2022, we received $4,000 thousand convertible debt and $6,000 thousand farm credit loan. There was no conversion of loans to equity through September 30, 2022. In the fourth quarter of 2022 we received about $7,765 thousand in net proceeds as consideration for the issuance and sale of 68,000,000 units consisting of (i) 50,627,692 Kalera ordinary shares, (ii) 17,372,308 pre-funded warrants and (iii) up to 136,000,000 Class A Warrants.
In order for us to meet our existing operating and capital expenditure requirements and to be able to successfully pursue our business plan, we require additional equity and/or debt funding in the short term. While the exact timing and amount of our future funding plans depend on many factors, we are exploring various funding and liquidity opportunities, including further issuances of equity and/or equity-linked securities, the incurrence of additional debt, the restructuring of our existing debt, the potential for strategic investments by private investors and asset sales. In particular, we intend to sell our international operations and Vindara and have initiated processes to identify buyers for these assets and businesses. The successful completion of these transactions will enable us to reduce our cash burn, improve our liquidity position and permit us to focus on the growth of our successful US operations and business. Although we have initiated processes to divest our interests in Kalera GmbH and Vindara, there can be no assurances that any buyers will be identified or that transactions will be successfully consummated on terms and valuations acceptable to us or at all.
In addition, we are in discussions for a sale leaseback transaction with a third-party lender, and additional equipment financing that could provide additional capital for expenditures. Despite these ongoing efforts, no assurance can be given that we will be able to secure the necessary liquidity and financing on reasonable terms or at all.
Our ability to raise additional capital through the sale of equity or convertible debt securities could be significantly impacted by the sales of a substantial number of our securities in the public market or otherwise, or the perception or anticipation that such sales could occur. There are currently (i) up to 14,437,500 Kalera ordinary shares issuable upon exercise of Kalera Warrants, (ii) up to 4,000,000 Kalera ordinary shares issuable upon the conversion of the Second Amended and Restated Secured Convertible Bridge Promissory Note and (iii) up to 5,000,000 Kalera ordinary shares issuable upon exercise of Series A Warrants and Series B Warrants and (iv) up to 136,000,000 Kalera ordinary shares issuable upon exercise of the Class A Warrants. Kalera Warrants are immediately exercisable at an exercise price of $11.50 per Kalera Warrant. The Second Amended and Restated Secured Convertible Bridge Promissory Note is immediately convertible, at a conversion price of $3.50 per share. Series A Warrants and Series B Warrants will become exercisable on January 11, 2023 at an exercise price of $4.41 per warrant. Class A Warrants are immediately exercisable at an exercise price of $0.13 per Class A Warrant. Issuance and a subsequent sale of a significant number of these securities in the public market, or the perception that such issuance and sale could occur, could significantly reduce the market price of Kalera’s securities.
In addition, 1,796,875 Kalera ordinary shares and 6,171,875 Kalera Warrants held by the Sponsor are subject to a lock up restriction beginning on the date on which all conditions of the consummation of the First Merger and the related transactions thereby were satisfied. After the lock-up period expires, these securities will become eligible for sale in the public market. Sales of a significant number of these securities in the public market, or the perception that such sales could occur, could also reduce the market price of Kalera’s securities. The above-described sales, or the possibility that such sales could occur, and any resulting reduction in the market price of our securities, could make it more difficult for us to sell equity securities and raise capital in the future at a time and at a price that we deem appropriate. See “Risk Factors-Sales or perceived sales of a substantial number of Kalera’s securities could adversely affect the market price of such securities and impact Kalera’s ability to raise additional capital in the future.”
We could potentially use our available financial resources sooner than we currently expect and may incur additional indebtedness to meet future financing needs. Adequate additional funding may not be available to use on acceptable terms or at all. In addition, although we anticipate being able to obtain additional financing through non-dilutive means, we may be unable to do so. Our failure to raise capital as and when needed could have significant negative consequences for our business, financial condition and results of consolidated operations. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in “Risk Factors-Sales or perceived sales of a substantial number of Kalera’s securities could adversely affect the market price of such securities and impact Kalera’s ability to raise additional capital in the future.”
Summary of Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table:

(Dollars in thousands)	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(49,391)	$(10,341)
Net cash used in investing activities	(23,411)	(110,098)
Net cash provided by financing activities	57,393	63,247
Cash and cash equivalents, beginning of year	16,146	113,353
Effect of exchange rate changes on cash	1,572	—
Cash and cash equivalents, end of period	$2,309	$56,161
Net Cash Used by Operating Activities. Net cash used by operating activities was at $(49,391) thousand for the nine months ended September 30, 2022, compared to $(10,341) thousand for the nine months ended September 30, 2021. The increase in cash used in operating activities was primarily due to expenses from new facilities that opened in the second half of 2021 and during 2022 and the expenses related to the closing of Business Combination on June 28, 2022.
Net Cash Used in Investing Activities. Net cash used in investing activities was at $(23,411) thousand for the nine months ended September 30, 2022, compared to $(110,098) thousand for the nine months ended September 30,

2021. Net cash used in investing activities for the nine months ended September 30, 2022, was primarily driven by investments in the Denver, Seattle and St. Paul farming production facilities. Net cash in investing activities for the nine months ended September 30, 2021, was primarily driven by investments in the Atlanta, Houston, Denver, and Seattle farming production facilities in addition to the acquisition of Vindara.
Net Cash Provided by Financing Activities. Net cash provided by financing activities was at $57,393 thousand for the nine months ended September 30, 2022, compared to $63,247 thousand for the nine months ended September 30, 2021. The change was primarily driven by issuance of convertible debt, sale of property, plant and equipment for failed sale-leaseback and farm credit loan during the nine months ended September 30, 2022 compared to private placements to finance the cash consideration of the Vindara and &ever acquisitions during the nine months ended September 30, 2021.
Secured Convertible Bridge Promissory Note
On March 4, 2022, Kalera entered into the Secured Convertible Bridge Promissory Note, which was amended and restated in August 22, 2022 (the “Amended and Restated Secured Convertible Bridge Promissory Note”) and September 19, 2022 (the “Second Amended and Restated Secured Convertible Bridge Promissory Note”). For more information, please see “Certain Relationships, Related Party and Other Transactions—Related Person Transactions—Secured Convertible Bridge Promissory Note” for more information. As of the date hereof, the aggregate principal amount outstanding under the Secured Convertible Bridge Promissory Note is $14 million.
Farm Credit Loan and Security Agreement
On April 14, 2022, Kalera, Inc. (a wholly owned subsidiary of Kalera AS), as borrower, entered into the Farm Credit Loan and Security Agreement with Farm Credit of Central Florida, ACA (“Farm Credit”), under which Farm Credit agreed to make (i) revolving loans in an aggregate principal amount up to $10 million and (ii) one or more term loans in an aggregate principal amount up to $20 million. As of the date hereof, the aggregate principal amount outstanding under the Farm Credit Loan and Security Agreement is $26 million.
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
The Farm Credit Loan and Security Agreement requires compliance with certain financial covenants. These financial covenants include (a) a minimum Liquidity (as defined in the Farm Credit Loan and Security Agreement), (ii) a maximum Consolidated Funded Debt to Capital Ratio (as defined in the Farm Credit Loan and Security Agreement), and (iii) a maximum Consolidated Funded Debt to EBITDA Ratio (as defined in the Farm Credit Loan and Security Agreement). So long as any term loans are outstanding under the agreement, commencing with the fiscal quarter ending December 31, 2022, on a quarterly basis, the borrower would be required to maintain a minimum Liquidity equal to the projected scheduled aggregate principal and interest payments with respect to the term loan for the three-year period immediately following such fiscal quarter end. On a yearly basis, commencing with the fiscal year ending December 31, 2022, the borrower would be required, as of the end of each fiscal year, to maintain a maximum Consolidated Funded Debt to Capital Ratio of forty-five percent (45%). On a yearly basis, commencing with the fiscal year ending December 31, 2024, the borrower would be required, as of the end of each fiscal year, to maintain a maximum Consolidated Funded Debt to EBITDA Ratio of 3.25 to 1.00.
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

Commitments and Contractual Obligations
Our contractual obligations and commitments principally include obligations associated with our operating leases and finance obligation as set forth in the following table as of September 30, 2022:

In thousands	Operating Leases	Finance Obligation
Reminder of 2022	$1,275	$283
2023	5,165	621
2024	5,259	640
2025	5,346	656
2026	5,425	673
Thereafter	86,294	11,858
Total undiscounted operating lease payments	108,764	14,731
Off-balance Sheet Arrangements
As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
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
Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of any fiscal year for so long as either (1) the market value of our ordinary shares held by non-affiliates did not exceed $250 million as of the prior September 30, or (2) our annual revenues did not exceed $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates did not exceed $700 million as of the prior September 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

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
Goodwill Impairment
During the second quarter ended June 30, 2022, due to the stock price decrease, reporting of recurring losses and decline in current market valuation of companies in our industry, management concluded that impairment indicators were present and thus performed a detailed quantitative analysis of our long-lived assets and goodwill. Based on the difference between the Company’s market capitalization versus the Company computed value on June 30, 2022, the Company recognized a goodwill impairment loss of $(66,504) thousand for the nine months ended September 30, 2022 compared to $0 thousand in the comparable prior year periods.
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
Earn-out Liabilities
Earn-out liabilities are recorded related to future contingent equity shares utilizing the Monte Carlo model to measure the fair value of these liabilities. Subsequent changes in the respective fair values are recognized in earnings at each reporting date.
Warrant Liabilities

The Company values the private warrants at each measurement date using the Black-Scholes option pricing model. Subsequent changes in their respective fair values are recognized in earnings at each reporting date.
Other matters
In the opinion of management, other than contracts for raw materials, including outstanding purchase orders for packaging, ingredients, supplies, and operational services, operating lease agreements which were all entered into in the ordinary course of business, the Company has one significant procurement agreement with Signify to buy LED lamps used in Kalera’s production facilities for a total amount of $14,700 thousand as of September 30, 2022. Excluding the Signify agreement, Kalera does not have any other significant contractual obligations or future commitments.
Financial Risk and Capital Management
Financial Risk
The Company’s activities expose it to a variety of financial risks, including market and liquidity risks. The Company seeks to minimize potential adverse effects of such risks to the Company’s financial performance.
Market Risk
Foreign Currency Risk - We are exposed to fluctuations in currency exchange rates because of our investments and operations in countries other than the U.S. For the nine months ended September 30, 2022, movements in currency exchange rates and the related impact on the translation of the balance sheets resulted in $(14,655) thousand in the currency translation and other category of accumulated other comprehensive loss. For the nine months ended September 30, 2021 there were no movements in currency exchange rates that impacted the translation of the balance sheet.
Interest Risk - The Company is currently not exposed to significant interest rate risk in relation to interest rates on borrowings. The Company has entered into several significant lease agreements in connection with production facilities expected to open in 2023 and 2024, which bear an inherent interest rate risk. In the event of re-financing of the Company’s current lease agreements, the market interest rates could constitute a risk for the Company. In addition, the Company expects to continue to open several additional production facilities in future years, consistent with its growth strategy. As such, the Company’s future agreements will bear the risk of changes in the interest rate environment at the time of agreement. The Company is currently not exposed to any variable interest rate borrowings.
Liquidity Risk - Cash flow forecasting is performed by the Company. The Company monitors rolling forecasts of its liquidity requirements to ensure it has sufficient cash to meet operational and strategic growth plans. As of September 30, 2022, the Company had $2,309 thousand in cash-on-hand. During 2022 the Company secured additional funds in the amount of $8,100 thousand from a sale and leaseback transaction during January 2022; a commitment for up to $20,000 thousand in a bridge loan facility by existing Kalera shareholders during March 2022 out of which, $10,000 thousand was funded during March 2022 and $4,000 during August and September 2022; a $30,000 thousand farm credit facility during April 2022; a $10,000 thousand private placement in July 2022, and $8,940 thousand public offering in October 2022.
Credit Risk - Credit risk arises from cash and cash equivalents and deposits with banks and financial institutions. However, we believe this risk is remote, as deposits are with an established financial institution. Credit risk also arises from exposures to wholesale and retail customers, including outstanding receivables. These are currently not significant to the Company, and the majority are not overdue. During the nine months ended September 30, 2022, there were no significant receivables that were overdue. Similarly, and as of September 30, 2021, no significant receivables are overdue. Trade receivables include the sale of leafy greens associated with our core operations.

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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the fiscal quarter ended September 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2022, our disclosure controls and procedures were not effective because of the material weakness identified in our internal control over financial reporting discussed below.
The material weakness in internal control over financial reporting occurred because (i) we did not have sufficient resources with the adequate technical skills to identify and evaluate significant accounting positions, estimates and conclusions related to the calculation of our tax provision, and (ii) we had inadequate processes and controls to ensure an appropriate level of precision related to our financial statement footnote disclosures related to the calculation of our tax provision. The material weakness could result in misstatements to our account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
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
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2022, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Relating to Kalera’s Business and the Industry in Which it Operates
There is substantial doubt about Kalera’s ability to continue as a going concern, and Kalera will need to raise additional capital in the future in order to execute its roll-out and commercialization strategy or for other purposes, which may not be available on favorable terms, or at all.
Kalera’s operating losses and accumulated deficits raise substantial doubt about its ability to continue as a going concern. Kalera will need to raise additional capital in order to execute and complete its roll-out and commercialization strategy, and to fund its operations. While the exact timing and amount of our future funding plans depend on many factors, we are exploring various funding and liquidity opportunities, including further issuances of equity and/or equity-linked securities, the incurrence of additional debt, the restructuring of our existing debt, the potential for strategic investments by private investors and asset sales.
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
Kalera is in an early commercial phase, and is highly dependent on succeeding with its roll-out and commercialization strategy in order to deliver future operating profits. In 2020, Kalera started to execute a strategy for rapid capacity expansion based on installing and operating large-scale production facilities allowing it to target and expand its customer base to large US regional and national accounts such as grocery chains, distributors and contract food service companies. Kalera has until recently solely been present in the US produce market, with a roll-out and commercialization plan for establishing its business throughout the US, by building new large-scale production facilities in US cities and areas that it currently is not present in and that provide attractive markets. Through the acquisition (the “&ever Acquisition”) of the vertical farming company &ever GmbH (“&ever”) in October 2021, and the purchase of NOX Culinary General Trading Company LLC’s 50% remaining interest in &ever Middle East Holding Ltd. (“&ever ME”) to own 100% of &ever ME, Kalera has also added operations in Germany, Kuwait and Singapore. Going forward, Kalera is seeking to further expand its US operations.
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
Kalera has and will be required to devote significant management attention and resources to integrating the business practices and operations of &ever with Kalera. This integration may prove to be more difficult, costly and time-consuming than expected, which could cause us not to realize some or all of the anticipated benefits from the &ever Acquisition. Potential difficulties we may encounter as part of the integration process include the following:
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
The costs to procure such materials and services to build new facilities may fluctuate widely based on the impact of numerous factors beyond the Kalera's control including, international, economic and political trends, foreign currency fluctuations, inflation, global or regional consumptive patterns, speculative activities and increased or improved production and distribution methods.
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
Global demand on shipping and transport services may cause delays in key input supply, which could impact Kalera’s ability to obtain materials or build its production facilities in a timely manner. These factors could otherwise disrupt the Group's operations and could negatively impact its business, financial condition and results of operations. Logistical problems, unexpected costs, and delays in production facility construction, whether or not caused by the COVID-19 pandemic, which cannot be directly controlled by Kalera, may cause prolonged disruption to or increased costs of third-party transportation services used to ship materials, which could negatively affect Kalera’s facility building schedule, and more generally its business, financial condition, results of operations and prospects. If Kalera experiences significant unexpected delays in construction, it may have to delay or limit its growth depending on the timing and extent of the delays, which could harm Kalera’s business, financial condition and results of operation.
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
As of the date of this filing on Form 10Q, Kalera has three large-scale facilities under construction which have been placed on hold. For the large-scale facilities, Kalera leases buildings but bears the cost associated with customizing the buildings for its vertical farming operations. For customizing the buildings, Kalera relies on third party constructors and other service providers. Any delay by such third parties in the completion of construction may result in a decrease in revenues expected to be received by Kalera from operations as a result of the commencement of full-scale operations on a date later than originally expected, thereby adversely impacting Kalera’s business and results of operations, especially if completion of construction is delayed on several large-scale production facilities at the same time. The construction of new facilities is also subject to other risks that may cause delays or cost overruns, including issues tied to material delivery, supply chains, fluctuating material prices, transportation services, electricity and other local utilities. These risks may in turn cause disruptions to operations and the need to implement changes in production to adapt to such delays, including the commissioning of systems before final completion, all of which could have a material adverse effect on production and Kalera’s business, results of operations, cash flows, financial condition and/or prospects.
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
Many customers purchase Kalera’s products through food distributors which purchase, store, sell, and deliver its products to food service providers or retailers. Alternatively, some large retail customers may purchase products directly from Kalera. For the nine months ended September 30, 2022, Kalera’s largest customers in terms of their respective percentage of our sales included the following: Publix (25%), H-E-B Grocery (15%), Kroger (10%), Amerifresh (9%), US Foods (7%), Harvill’s Produce Co. (6%), and Gordon Food Service (5%). For the foreseeable future, Kalera expects that most of its sales will be made through a core number of distributors or directly to a core number of large retailers. Kalera does not have short-term or long-term commitments or minimum purchase volumes in its contracts with the distributors or large retailers that ensure future sales of its products. If Kalera loses one or more of its significant distributors or large retailers and cannot replace the distributor or large retailer or do so in a timely manner, its business, results of operation and financial condition may be materially adversely affected.
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
Identifying, planning, developing, constructing and finishing new large-scale vertical farming facilities has required and will continue to require substantial time, efforts and resources. Kalera may be unsuccessful in identifying available sites that are conducive to its planned projects, and even if identified, Kalera may ultimately be unable to lease or purchase the land for any number of reasons. Additionally, if Kalera overestimates market demand and expands into new locations too quickly, Kalera may have significantly underutilized assets and may experience reduced profitability. If Kalera does not accurately align capacity at its facilities with demand, its business, financial condition and results of operations could be adversely affected. Kalera intends to further expand its footprint in order to enter into new markets. It may be difficult for Kalera to understand and accurately predict taste preferences and purchasing habits of consumers in these new geographic markets. It is costly to establish, develop and maintain wide ranging operations and develop and promote its brand in multiple markets. As Kalera expands its business into new locations, Kalera may encounter regulatory, legal, personnel, technological and other difficulties that increase its expenses and/or delay its ability to become profitable in such locations, which may have a material adverse effect on its business and brand.
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
Kalera’s performance is affected by the global economic conditions in the market in which it operates. The global economy has been experiencing a period of uncertainty since the outbreak of COVID-19, which was recognized as a pandemic by the World Health Organization in March 2020. The global outbreak of COVID-19, and the extraordinary health measures and restrictions on a local and global basis imposed by authorities across the world has, and may continue to cause, disruptions in Kalera’s value chain. Moreover, as a result of COVID-19, national authorities adopted several laws and regulations with immediate effect and which provide a legal basis for the government to implement measures in order to limit the contagion and the consequences of COVID-19. Companies have also taken precautions, such as requiring employees to work remotely, imposing travel restrictions and temporarily closing businesses. To the extent that these restrictions remain in place, or are re-imposed, additional prevention and mitigation measures are implemented in the future, or there is uncertainty about the effectiveness of these or any other measures to contain or treat COVID-19, there is likely to be an adverse impact on global economic conditions and consumer confidence and spending, which could materially and adversely affect Kalera’s operations and demand for its products. There may also be significant reductions or volatility in consumer demand for Kalera’s products due to the temporary inability of consumers to purchase these products due to illness, quarantine or financial hardship, shifts in demand away from one or more of our products, decreased pantry-loading activity, any of which may negatively impact Kalera’s results, including as a result of an increased difficulty in planning for operations and future growing seasons.
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
Conducting operations internationally, and international geopolitical events and economic factors, create operational, financial and tax risks for Kalera’s business.
Kalera’s business plan includes operations in international markets, including North America, Europe the Middle East and South-East Asia. Conducting and launching operations on an international scale requires close coordination of activities across multiple jurisdictions and time zones and consumes significant management resources. If Kalera fails to coordinate and manage these activities effectively, its business, financial condition, prospects or results of operations could be adversely affected. International sales entail a variety of risks, including currency exchange fluctuations, challenges in staffing and managing foreign operations, tariffs and other trade barriers, unexpected changes in legislative or regulatory requirements of foreign countries into which Kalera sells its products and services, difficulties in obtaining export licenses or in overcoming other trade barriers, laws and business practices favoring local companies, political and economic instability, difficulties protecting or procuring intellectual property rights, and restrictions resulting in delivery delays and significant taxes or other burdens of complying with a variety of foreign laws.
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
Risks Relating to Financing and Market Risk
Fluctuations in currency exchange rates and changes to international trade agreements, tariffs, import and excise duties, taxes or other governmental rules and regulations may impact Kalera’s capital expenses and operational income.

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
The loan and security agreement dated April 14, 2022, by and among Kalera, Inc., (a wholly owned subsidiary of Kalera SA), as borrower, the guarantors party thereto from time to time, and Farm Credit of Central Florida, ACA, as lender (the “Farm Credit Loan and Security Agreement”), imposes significant operating and financial restrictions, including, but not limited to:

●	incurring additional debt;

●	making investments;

●	merging, dissolving, liquidating or consolidating, or selling, transferring, licensing, leasing or disposing of all or substantially all of our assets;

●	making dividends and distributions;

●	entering into transactions with affiliates;

●	selling, transferring, licensing, leasing or disposing of certain assets;

●	engaging in any material line of business substantially different from those lines of business conducted by us on the date of the Farm Credit Loan and Security Agreement;

●	agreeing to certain restrictions on the ability of subsidiaries to make payments to our company, to transfer property to our company, to guarantee our indebtedness or to become a loan party under the Farm Credit Loan and Security Agreement;

●	agreeing to certain restrictions on the ability to create liens; and

●	creating liens or using assets as security in other transactions.
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
For more information see “Kalera’s Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Farm Credit Loan and Security Agreement.”
The terms of the Secured Convertible Bridge Promissory Note may have a negative impact on Kalera’s business and the value of Kalera’s securities and may result in substantial dilution to Kalera’s equity securityholders.
On March 4, 2022, Kalera SA entered into the Secured Convertible Bridge Promissory Note. The agreement provides for certain terms which may have a negative impact on Kalera’s business. Obligations under such agreement mature within one year of the applicable drawdown date and carry a 10% pre-payment premium, if the pre-payment is effected prior to the consummation of the Business Combination. The Secured Convertible Bridge Promissory Note was amended and replaced by the Amended and Restated Secured Convertible Bridge Promissory Note on August 22, 2022, which was in turn amended and replaced by the Second Amended and Restated Secured Convertible Bridge Promissory Note on September 19, 2022.
The obligations under the Secured Convertible Bridge Promissory Note are secured and the creditors thereunder will have a claim against the assets securing the related debt obligations that will have priority to claims of Kalera equity securityholders generally. Additionally, the Secured Convertible Bridge Promissory Note is guaranteed by a subsidiary of Kalera, effectively providing for claims against such subsidiary which are structurally senior to Kalera equity securityholders generally.
The Secured Convertible Bridge Promissory Note is convertible into Kalera ordinary shares, subject to certain terms and conditions, which may result in dilution to Kalera equity securityholders.
For more information, please see “Certain Relationships, Related Party and Other Transactions—Related Person Transactions—Secured Convertible Bridge Promissory Note” for more information.
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
Kalera has identified a material weakness in its internal control over financial reporting and may identify additional material weaknesses in the future or fail to maintain an effective system of internal control over financial reporting, which may result in material misstatements of the consolidated financial statements or cause the Company to fail to meet its periodic reporting obligations.
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
The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires, among other things that Kalera evaluate the effectiveness of its internal control over financial reporting and disclosure controls and procedures. Prior to the completion of the Business Combination, Kalera was a company not subject to the Sarbanes-Oxley Act and did not have the necessary business processes and related internal controls formally designed and implemented, coupled with the appropriate resources with the appropriate level of experience and technical expertise, to oversee Kalera’s business processes and controls. To comply with the Sarbanes-Oxley Act, Kalera may incur substantial cost, expend significant management time on compliance-related issues and hire additional accounting, financial and internal audit staff with appropriate public company experience and technical accounting knowledge. Moreover, if Kalera is not able to comply with the requirements of the Sarbanes-Oxley Act in a timely manner or if Kalera or its independent registered public accounting firm identify deficiencies in Kalera’s internal control over financial reporting that are deemed to be material weaknesses, Kalera could be subject to sanctions or investigations by the stock exchange on which its securities are listed, the SEC or other regulatory authorities, which would require additional financial and management resources. Any failure to maintain effective disclosure controls and procedures or internal control over financial reporting could have a material adverse effect on Kalera’s business, prospects and operating results, and cause a decline in the price of Kalera’s securities.
If Kalera is unable to establish and maintain an effective internal control environment, and build its finance infrastructure, investors may lose confidence in the accuracy of Kalera’s financial reports.
As a U.S. public company, Kalera will operate in an increasingly demanding regulatory environment, which requires it to comply with the Sarbanes-Oxley Act, the regulations of Nasdaq, the rules and regulations of the SEC, expanded disclosure requirements, accelerated reporting requirements and more complex accounting rules. Company responsibilities required by the Sarbanes-Oxley Act include establishing corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for Kalera to produce reliable financial reports and are important to help prevent financial fraud. Commencing with its fiscal year ending the year in which the Business Combination was completed, Kalera must perform system and process evaluation and testing of its internal controls over financial reporting to allow management to report on the effectiveness of its internal controls over financial reporting in its Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. Prior to Closing of the Business Combination, Kalera had never been required to test its internal controls within a specified period and, as a result, it may experience difficulty in meeting these reporting requirements in a timely manner.
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
The price of the Kalera ordinary shares and Kalera Warrants has been and may continue to be volatile. From June 29, 2022, the date Kalera securities began trading on Nasdaq, through November 11, 2022, the price of the Kalera ordinary shares fluctuated from low of $0.07 to a high of $13.30, and the price of the Kalera Warrants fluctuated from a low $0.0051 to a high of $0.49.
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
Risks Relating to Share Ownership
Sales or perceived sales of a substantial number of Kalera’s securities could adversely affect the market price of such securities and impact Kalera’s ability to raise additional capital in the future.
In order for us to meet our existing operating and capital expenditure requirements and to be able to successfully pursue our business plan, we require additional equity and/or debt funding in the short term. While the exact timing and amount of our future funding plans depend on many factors, we are exploring various funding and liquidity opportunities, including further issuances of equity and/or equity-linked securities, the incurrence of additional debt, the restructuring of our existing debt, the potential for strategic investments by private investors and asset sales. In addition, we are in discussions for a sale leaseback transaction with a third-party lender, and additional equipment financing that could provide additional capital for expenditures. Despite these ongoing efforts, no assurance can be given that we will be able to secure the necessary liquidity and financing on reasonable terms or at all.In addition, our ability to raise additional capital through the sale of equity or convertible debt securities could be significantly impacted by the sales of a substantial number of our securities in the public market or otherwise, or the perception or anticipation that such sales could occur.
There are currently (i) up to 14,437,500 Kalera ordinary shares issuable upon exercise of Kalera Warrants, (ii) up to 4,000,000 Kalera ordinary shares issuable upon the conversion of the Second Amended and Restated Secured Convertible Bridge Promissory Note, (iii) up to 5,000,000 Kalera ordinary shares issuable upon exercise of private warrants held by Armistice as of July 11, 2022 and (iv) up to 136,000,000 Kalera ordinary shares issuable upon exercise of the Class A Warrants. Kalera Warrants are immediately exercisable at an exercise price of $11.50 per Kalera Warrant. The Second Amended and Restated Secured Convertible Bridge Promissory Note is immediately convertible, at a conversion price of $3.50 per share. The warrants held by Armistice will become exercisable on January 11, 2023 at an exercise price of $4.41 per warrant. Class A Warrants are immediately exercisable at an exercise price of $0.13 per Class A Warrant. Issuance and a subsequent sale of a significant number of these securities in the public market, or the perception that such issuance and sale could occur, could significantly reduce the market price of Kalera’s securities.
In addition, 1,796,875 Kalera ordinary shares and 6,171,875 Kalera Warrants held by the Sponsor are subject to a lock up restriction beginning on the date on which all conditions of the consummation of the First merger and the related transactions thereby were satisfied. After the lock-up period expires, these securities will become eligible for sale in the public market. Sales of a significant number of these securities in the public market, or the perception that such sales could occur, could also reduce the market price of Kalera’s securities.
The above-described sales, or the possibility that such sales could occur, and any resulting reduction in the market price of Kalera’s securities, could make it more difficult for Kalera to sell equity securities and raise capital in the future at a time and at a price that it deems appropriate. See “Management’s Discussion and Analysis of Financial Condition And Results Of Operations-Liquidity and Capital Resources.”
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
Kalera qualifies as an “emerging growth company,” as defined in the JOBS Act, and intends to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. Kalera may take advantage of these exemptions for so long as it is an “emerging growth company,” which is until the earliest of (i) the last day of the fiscal year in which the market value of Kalera ordinary shares that are held by non-affiliates equals or exceeds $700 million as of September 30 of that fiscal year, (ii) the last day of the fiscal year in which it has total annual gross revenue of $1.07 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which it has issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of Agrico’s Units in the Agrico IPO. Kalera cannot predict if investors will find its ordinary shares less attractive because it will rely on these exemptions. If some investors find Kalera ordinary shares less attractive as a result, there may be a less active trading market for Kalera ordinary shares and its stock price may be more volatile.
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
Kalera will have the ability to redeem outstanding Kalera Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of Kalera ordinary shares equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) on each of twenty (20) trading days within any thirty (30) trading day period commencing after the Kalera Warrants become exercisable and ending on the third (3rd) trading day prior to the date on which notice of redemption is given and provided that there is an effective registration statement covering Kalera ordinary shares issuable upon exercise of the Kalera Warrants. If and when the warrants become redeemable by Kalera, Kalera may not exercise the redemption right if the issuance of the Kalera ordinary shares upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or Kalera is unable to effect such registration or qualification. Redemption of the outstanding Kalera Warrants could force you to: (i) exercise your Kalera Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your Kalera Warrants at the then-current market price when you might otherwise wish to hold your Kalera Warrants or (iii) accept the nominal Redemption Price which, at the time the outstanding Kalera Warrants are called for redemption, is likely to be substantially less than the market value of your Kalera Warrants. Additionally, if a significant number of Kalera Warrant holders exercise their Kalera Warrants instead of accepting the nominal Redemption Price, the issuance of these shares would dilute other equity holders, which could reduce the market price of the Kalera ordinary shares. Because the $18.00 trading price referred to above substantially exceeds the current trading price of $0.09 of the Kalera ordinary shares and Kalera has registered for resale a substantial number of Kalera ordinary shares, the sale of which could cause the price of the Kalera ordinary shares to decrease, Kalera may be unable to redeem the Kalera Warrants and such warrants may expire worthless.

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
In the United States, Kalera is subject to regulation by various government agencies, including the U.S. Food and Drug Administration (“FDA”), the Federal Trade Commission (“FTC”), the Occupational Safety and Health Administration (“OSHA”), the Environmental Protection Agency (“EPA”), and U.S. Department of Agriculture (“USDA”), as well as various state and local agencies. Further, regulations outside the United States, Germany, Kuwait and Singapore by various international regulatory bodies also apply. In addition, Kalera could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act, or FCPA, and similar worldwide anti-bribery laws, which generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials or other third parties for the purpose of obtaining or retaining business. While Kalera has policies that mandate compliance with these anti-bribery laws, its internal control policies and procedures may not protect it from reckless or criminal acts committed by its employees or agents. Violations of these laws, or allegations of such violations, could disrupt its business and result in a material adverse effect on our results of operations, cash flows and financial condition.
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
Even when not merited or whether or not Kalera ultimately prevails, the defense of these lawsuits may divert management’s attention, and Kalera may incur significant expenses in defending these lawsuits. The results of litigation and other legal proceedings are inherently uncertain, and adverse judgments or settlements in some of these legal disputes may result in adverse monetary damages, penalties or injunctive relief against Kalera, which could negatively impact its financial position, cash flows or results of operations. An unfavorable outcome of any legal dispute could imply that Kalera becomes liable for damages or will have to modify its business model. Further, any product liability or negligence claim against Kalera in US courts may, if successful, result in damages being awarded that contain punitive elements and therefore may significantly exceed the loss or damage suffered by the successful claimant. Any claims or litigation, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or to obtain adequate insurance in the future. A settlement or an unfavorable outcome in a legal dispute could have an adverse effect on Kalera’s business, financial condition, results of operations, cash flows, time to market and/or prospects.
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
Transfers of Class A Warrants or pre-funded warrants may be subject to Irish stamp duty.
Any transfer of your Class A Warrants and/or pre-funded warrants could be subject to Irish stamp duty (currently at the rate of 1% of the higher of the price paid or the market value of the warrants transferred). Payment of Irish stamp duty is generally a legal obligation of the transferee. The potential for Irish stamp duty could adversely affect the price of your Class A Warrants and/or pre-funded warrants.
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
Kalera ordinary shares or Kalera Warrants or other securities issued by Kalera received by means of a gift or inheritance could be subject to Irish capital acquisitions tax.
Irish capital acquisitions tax (“CAT”) could apply to a gift or inheritance of Kalera ordinary shares or Kalera Warrants or other securities issued by Kalera irrespective of the place of residence, ordinary residence or domicile of the parties. This is because Kalera ordinary shares and Kalera Warrants or other securities issued by Kalera should be regarded as property situated in Ireland. The person who receives the gift or inheritance has primary liability for CAT. Gifts and inheritances passing between spouses are exempt from CAT. Children have a tax-free threshold of €335,000 in respect of taxable gifts or inheritances received from their parents.
It is recommended that each shareholder consult his or her own tax advisor as to the tax consequences of holding Kalera ordinary shares and Kalera Warrants or other securities issued by Kalera in, and receiving distributions from, Kalera.
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

Provisions in the Kalera Articles may have the effect of delaying or preventing a change of control or changes in Kalera’s management. The Kalera Articles include provisions that:

●	require that Kalera’s board of directors is classified into three classes of directors with staggered three-year terms;

●	permit the board of directors to establish the number of directors and fill any vacancies and newly created directorships; and

●	prohibit shareholder action by written consent without unanimous approval of all holders of Kalera Ordinary Shares.
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
**    In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule:
Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Orlando, Florida, on the 14th day of November, 2022.

Kalera Public Limited Company
By:	/s/ Fernando Cornejo
Name:	Fernando Cornejo
Title:	Chief Financial Officer